Form 10-Q
period 2014-06-30
Recro Pharma, Inc.
filed 2014-08-12
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2014

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

(484) 395-2470

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2014, there were 7,707,600 shares of common stock outstanding, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RECRO PHARMA, INC.

Balance Sheets

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$27,832,369	$12,828
Other receivables	—	38,418
Prepaid expenses	269,957	15,689
Deferred offering costs	—	784,177

Total current assets	28,102,326	851,112

Total assets	$28,102,326	$851,112

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Convertible notes payable	$—	$11,907,198
Accounts payable	400,245	434,244
Accrued expenses	937,335	589,532

Total current liabilities	1,337,580	12,930,974

Total liabilities	1,337,580	12,930,974

Series A redeemable convertible preferred stock, $0.01 par value. Authorized, 2,000,000 shares, issued and outstanding 2,000,000 shares	—	5,880,037

Shareholders’ equity (deficit):
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 50,000,000 shares, issued and outstanding, 7,707,600 shares at June 30, 2014 and 155,600 shares at December 31, 2013	77,076	1,556
Additional paid-in-capital	52,588,983	—
Accumulated deficit	(25,901,313)	(17,961,455)

Total shareholders’ equity (deficit)	26,764,746	(17,959,899)

Total liabilities and shareholders’ equity (deficit)	$28,102,326	$851,112

See accompanying notes to unaudited financial statements.

RECRO PHARMA, INC.

Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$1,837,172	$245,191	$2,064,170	$359,163
General and administrative	958,632	203,554	1,605,260	295,218

Total operating expenses	2,795,804	448,745	3,669,430	654,381

Other income (expense):
Interest income	2,276	17	2,491	20
Interest expense	—	(212,591)	(4,272,919)	(415,761)

	2,276	(212,574)	(4,270,428)	(415,741)

Net loss	(2,793,528)	(661,319)	(7,939,858)	(1,070,122)
Accretion of redeemable convertible preferred stock and deemed dividend	—	(112,590)	(1,270,057)	(216,873)

Net loss applicable to common shareholders	$(2,793,528)	$(773,909)	$(9,209,915)	$(1,286,995)

Basic and diluted net loss per common share	$(0.36)	$(4.97)	$(1.94)	$(8.27)

Weighted average basic and diluted common shares outstanding.	7,707,600	155,600	4,745,213	155,600

Unaudited pro forma net loss			$(3,666,939)

Unaudited pro forma net loss per share			$(0.61)

Unaudited pro forma weighted average basic and diluted common shares outstanding			6,001,517

See accompanying notes to unaudited financial statements.

RECRO PHARMA, INC.

Statement of Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)

Six Months ended June 30, 2014

(unaudited)

	Series A Redeemable Convertible Preferred Stock		Shareholders’ Equity (Deficit)
			Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	2,000,000	$5,880,037	155,600	$1,556	$—	$(17,961,455)	$(17,959,899)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	88,771	—	—	(88,771)	—	(88,771)
Sale of common stock in initial public offering net of offering costs of $4,245,158	—	—	4,312,500	43,125	30,211,717	—	30,254,842
Stock-based compensation expense	—	—	—	—	174,507	—	174,507
Deemed dividend on Series A	—	1,181,286	—	—	(1,181,286)	—	(1,181,286)
Conversion of Series A and accrued dividends to common	(2,000,000)	(7,150,094)	1,193,762	11,938	7,138,156	—	7,150,094
Conversion of notes payable and accrued interest to common	—	—	2,045,738	20,457	12,253,970	—	12,274,427
Beneficial conversion upon conversion of notes payable (Note 6)	—	—	—	—	4,080,690	—	4,080,690
Net loss	—	—	—	—	—	(7,939,858)	(7,939,858)

Balance, June 30, 2014	—	$—	7,707,600	$77,076	$52,588,983	$(25,901,313)	$26,764,746

See accompanying notes to unaudited financial statements.

RECRO PHARMA, INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,939,858)	$(1,070,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	174,507	—
Noncash interest expense	4,272,919	415,761
Depreciation expense	—	969
Changes in operating assets and liabilities:
Prepaid expenses	(254,268)	(53,583)
Other receivables	38,418	85,000
Accounts payable and accrued expenses	988,504	225,809

Net cash used in operating activities	(2,719,778)	(396,166)

Cash flows from financing activities:
Proceeds from initial public offering	30,364,319	—
Proceeds from notes payable	175,000	365,284

Net cash provided by financing activities	30,539,319	365,284

Net increase (decrease) in cash and cash equivalents	27,819,541	(30,882)
Cash and cash equivalents, beginning of period	12,828	53,346

Cash and cash equivalents, end of period	$27,832,369	$22,464

Supplemental disclosure of cash flow information
Conversion of notes payable and accrued interest into common stock	$12,274,427	—
Conversion of Series A and accrued dividends into common stock	$5,968,808	—

See accompanying notes to unaudited financial statements.

RECRO PHARMA, INC.

Notes to Unaudited Financial Statements

(1)	Background

Recro Pharma, Inc., or the Company, was incorporated in Pennsylvania as Recro Pharma I, Inc. on November 15, 2007 (inception). The Company changed its name to Recro Pharma, Inc. on August 31, 2008. The Company is a clinical stage specialty pharmaceutical company developing non-opioid therapeutics for the treatment of pain, initially for acute pain following surgery. The Company operates in one segment and has its principal offices in Malvern, Pennsylvania.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $25.9 million as of June 30, 2014. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. In the opinion of management, the accompanying financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as June 30, 2014 and its results of operations and cash flows for the three and six months ended June 30, 2014 and 2013. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The interim financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements.

The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2013 included in the Company’s Registration Statement on Form S-1, as amended, or the Form S-1.

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

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average common shares during the period. For all periods presented, the outstanding common stock options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted loss per share are the same.

RECRO PHARMA, INC.

Notes to Unaudited Financial Statements

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2014 and December 31, 2013, as they would be anti-dilutive:

	June 30, 2014	December 31, 2013
Redeemable convertible preferred stock	—	800,000
Shares issuable pursuant to redeemable convertible preferred stock accretion	—	376,008
Options outstanding	760,300	334,800
Convertible notes payable		1,984,533
Warrants	150,000

Amounts in the table above reflect the common stock equivalents of the noted instruments.

The unaudited pro forma net loss per common share is computed using the weighted average number of common shares outstanding and assumes the conversion of all outstanding shares of the Company’s Series A Redeemable Convertible Preferred Stock, or Series A Stock, including accrued dividends, into 464,789 weighted average shares of common stock and the conversion of the 8% Convertible Promissory Notes, or the Bridge Notes, including accrued interest, into 791,515 weighted average shares of common stock as if they had occurred at the later of the beginning of the period or date of issuance. Accordingly, net loss applicable to common shareholders is adjusted to remove all preferred stock accretion. The Company believes the unaudited pro forma net loss per common share provides material information to investors, as the conversion of the Company’s Series A Stock to common stock, including accrued dividends, and the conversion of Bridge Notes, including accrued interest, occurred upon the closing of the Company’s initial public offering, or the IPO, in March 2014, and the disclosure of pro forma net loss per common share provides an indication of net loss per common share that is comparable to what will be reported by the Company as a public company following the IPO.

Six Months Ended June 30, 2014
Numerator:
Net loss applicable to common shareholders	$(9,209,915)
Effect of pro forma adjustments:
Accretion of redeemable convertible preferred stock	1,270,057
Interest expense on convertible notes	4,272,919

Pro forma net loss applicable to common shareholders	$(3,666,939)

Denominator:
Weighted average common shares outstanding	4,745,213
Effect of pro forma adjustments:
Conversion of redeemable convertible preferred stock	464,789
Conversion of convertible notes	791,515

Shares used in computing unaudited pro forma weighted average basic and diluted common shares outstanding	6,001,517

Unaudited pro forma basic and diluted net loss per common share	$(0.61)

(d)	Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates all incremental financial reporting requirements for development stage entities by removing Accounting Standards Codification (ASC) Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification. ASC Topic 915 is removed effective for annual periods beginning after December 15, 2014 and early adoption is permitted. The Company adopted the ASU effective with the issuance of the June 30, 2014 financial statements.

RECRO PHARMA, INC.

Notes to Unaudited Financial Statements

(4)	Fair Value of Financial Instruments

The Company follows FASB accounting guidance on fair value measurements for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements to maximize the use of “observable inputs.” The three-level hierarchy of inputs to measure fair value are as follows:

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

(c)	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At June 30, 2014:
Assets:
Money market mutual funds (included in cash and cash equivalents)	$27,832,369	—	—
At December 31, 2013:
Assets:
Money market mutual funds (included in cash and cash equivalents)	$12,828	—	—

(5)	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013
Clinical trial and related costs	$515,969	$18,944
Professional and consulting fees	205,000	567,500
Payroll and related costs	174,694	3,088
Other	41,672	—

	$937,335	$589,532

(6)	Convertible Notes Payable

As of December 31, 2013, $9,400,584 of the Bridge Notes were outstanding plus $2,506,615 of accrued interest. In January 2014, the Company issued an additional $175,000 of Bridge Notes in the aggregate. The Bridge Notes bore interest at 8% per annum, compounded quarterly and were due on demand. During the six months ended June 30, 2014 and 2013, the Company recorded $192,227 and $415,761 of interest expense, respectively, for the Bridge Notes. Upon the closing of the Company’s IPO, $9,575,585 of Bridge Notes outstanding plus $2,698,842 of accrued interest were converted into 2,045,738 shares of common stock. After the IPO, there are no Bridge Notes outstanding.

The Bridge Notes, including accrued interest, were converted upon consummation of the IPO at seventy-five percent (75%) of the initial offering price per share. The Company determined that the Bridge Notes contained a contingent beneficial conversion

RECRO PHARMA, INC.

Notes to Unaudited Financial Statements

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

On March 12, 2014 the Company completed an IPO in which the Company sold 4,312,500 shares of common stock at $8.00 per share resulting in gross proceeds of $34,500,000. In connection with the IPO, the Company paid $4,245,158 in underwriting discounts, commissions and offering costs resulting in net proceeds of $30,254,842. Also in connection with the IPO, all of the outstanding shares of the Company’s Series A Stock, including accreted dividends, and Bridge Notes, including accrued interest, were converted into common stock.

(b)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of June 30, 2014, no preferred stock was issued or outstanding.

(c)	Series A Redeemable Convertible Preferred Stock

The Company previously had outstanding 2,000,000 shares of Series A Stock. Each share of Series A Stock was automatically converted into 0.4 shares of common stock upon closing of the Company’s IPO. The holders of Series A Stock were entitled to receive cumulative dividends of 8%, compounded annually. As of December 31, 2013, there were $1,880,037 of cumulative undeclared Series A Stock dividends. Upon conversion of the Series A Stock into common stock, cumulative undeclared dividends were convertible into a number of shares of common stock equal to the total amount of cumulative dividends divided by $2.00 (the Series A Stock issuance price) multiplied by 0.4 (the Series A Stock conversion ratio). Based on the IPO price of $8.00, the Company has recorded a non-cash deemed dividend of $1,181,286 upon closing of the IPO which represents the fair value of the common stock issued for such dividends in excess of the amounts previously recognized as accretion on the Series A Stock in the accompanying financial statements.

Upon the closing of the Company’s IPO on March 12, 2014, the Series A Stock plus $1,968,808 of cumulative Series A Stock dividends were converted into 1,193,762 shares of common stock. After the IPO, there are no longer any shares of Series A Stock outstanding or authorized.

(d)	Warrants

In connection with the closing of the Company’s IPO on March 12, 2014, the Company issued to the designees of Aegis Capital Corporation, the representative of the underwriters for the IPO, warrants to purchase 150,000 shares of common stock. The warrants are exercisable for cash at a price of $12.00 per share. The warrants are exercisable by the holders at any time, in whole or in part, during the four-year period commencing one year after the closing of the IPO.

(8)	Stock-Based Compensation

The Company established the 2008 Stock Option Plan, or the 2008 Plan, which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, nonemployee directors, and consultants and advisors. As of June 30, 2014, no stock appreciation rights have been issued. Subsequent to adoption, the 2008 Plan was amended to increase the authorized number of shares available for grant to 444,000 shares of common stock. In October 2013, the Company established the 2013 Equity Incentive Plan, or the 2013 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2014, 283,526 shares and 174 shares are available for future grants under the 2013 Plan and 2008 Plan, respectively.

RECRO PHARMA, INC.

Notes to Unaudited Financial Statements

The weighted average grant-date fair value of the options awarded to employees during the six months ended June 30, 2014 was $5.83. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

2014
Expected life	6.0 years
Expected volatility	80.30%
Risk-free interest rate	2.69-2.73%
Expected dividend yield	—

Stock-based compensation expense for the six months ended June 30, 2014 was $174,507. There was no stock-based compensation expense for the six months ended June 30, 2013.

The following table summarizes stock option activity during the six months ended June 30, 2014:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2013	334,800	$6.00
Granted	425,500	$7.71
Exercised	—	—
Canceled	—	—

Balance, June 30, 2014	760,300	$6.96	7.6 years

Options exercisable, June 30, 2014	364,683	$6.14	5.2 years

As of June 30, 2014, there was $2,306,033 of unrecognized compensation expense related to unvested options that are expected to vest and will be expensed over a weighted average period of 3.75 years.

(9)	Related-Party Transactions

In July 2008, the Company entered into an agreement with Malvern Consulting Group, Inc., or MCG, a consulting company affiliated with the Company’s President and Chief Executive Officer. A new agreement was signed in October 2013 under which MCG continues to provide consulting services to the Company, principally in the fields of clinical development, regulatory affairs, and quality assurance. MCG consulting fees for services are based on a flat fee and time worked at hourly rates for consultants. The Company recorded research and development expenses for MCG consulting fees of $122,791 and $147,060 for the three months ended June 30, 2014 and 2013, respectively, and $207,528 and $207,996 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, $82,597 and $9,468 was recorded in accrued expenses and accounts payable, respectively, as amounts due to MCG. As of December 31, 2013, $18,944 and $130,331 was recorded in accrued expenses and accounts payable, respectively, as amounts due to MCG. In addition to fees for services, employees of MCG, certain of whom are related to the Company’s President and Chief Executive Officer, received options to purchase 246,800 shares of common stock during 2009. The Company also paid $24,000 in rental fees to MCG for a month to month lease for facilities space for the six months ended June 30, 2013 and $43,888 for facilities space for the six months ended June 30, 2014. The Company’s Chief Executive Officer was affiliated with SCP Vitalife Venture Funds, or SCP. A representative of SCP serves as Chairman of the Company’s board of directors and two other representatives of SCP are members of the board of directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Form 10-Q.

Overview

We are a clinical stage specialty pharmaceutical company developing non-opioid therapeutics for the treatment of pain, initially for acute pain following surgery. Our lead product, an intranasal formulation of Dexmedetomidine, or Dex, has completed a placebo controlled trial demonstrating effective pain relief. We have studied various dosage forms of Dex in eight completed clinical trials, including two placebo controlled trials that demonstrated effective pain relief, and is currently being studied in Phase IIb clinical trial for acute pain following surgery. Dex, which is in a class of drugs called alpha-2 adrenergic agonists, is a Food and Drug Administration, or FDA, approved and commercial injectable drug sold by Hospira, Inc. in the United States under the brand name Precedex® and by Orion Corporation, or Orion, in Europe under the brand name Dexdor®. As Dex is not in the opioid class of drugs, we believe it will overcome many of the side effects associated with commonly prescribed opioid therapeutics, including addiction, constipation and respiratory distress while maintaining analgesic, or pain relieving, effect. If we are successful in obtaining approval of Dex-IN, our proprietary intranasal formulation of Dex, for acute pain, we may elect to pursue an additional approval for cancer breakthrough pain. Upon regulatory approval, our license with Orion and our ownership rights with respect to dosage forms for our product candidates will provide us worldwide commercial rights related to Dex, except in Europe, Turkey and the Commonwealth of Independent States, or CIS, for use in the treatment of pain in humans in multiple dosage forms.

We are a development stage company with a limited operating history. We have funded our operations to date primarily from proceeds received from a private placement of convertible preferred stock, convertible notes and an initial public offering, or IPO. On March 12, 2014, we announced the closing of the IPO of 4,312,500 shares of common stock, including the full exercise of the underwriters’ over-allotment at a public offering price of $8.00 per share. Total gross proceeds from the IPO were $34.5 million before deducting underwriting discounts and commissions and other offering expenses payable by us resulting in net proceeds of $30.3 million.

Since our inception in November 2007, we have not generated any revenue from the sale of our products and do not anticipate generating any revenues for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2014, we have an accumulated deficit of $25.9 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs, including our non-clinical and formulation development activities, manufacturing and clinical trials.

We expect to incur increasing expenses over the next several years, principally to develop Dex-IN, including completion of the ongoing Phase IIb, and planned Phase III pivotal and safety trials. In addition, based on the availability of additional financial resources, we plan to advance development of our proprietary formulations of Dex for additional indications and development of our second proprietary compound, Fadolmidine, or Fado. Based upon additional financial resources and potential strategic interest, we may develop and commercialize our proprietary formulations of Dex ourselves or with a partner.

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

Financial Overview

Research and Development Expenses

Research and development expenses currently consist of costs incurred in connection with the development of Dex in different delivery forms. These expenses consist primarily of:

•	expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;

•	the cost of acquiring and manufacturing clinical trial materials;

•	the cost of manufacturing validation tests, if these materials are manufactured prior to obtaining regulatory approval;

•	costs related to facilities, depreciation and other allocated expenses;

•	costs associated with non-clinical activities and regulatory approvals; and

•	salaries and related costs for personnel in research and development functions.

We expense research and development costs as incurred. Advanced payments for goods and services that will be used in future research and development activities are initially recorded as prepaid expenses and expensed as the activity is performed or when the goods have been received.

Since inception, we have developed and evaluated a series of Dex product candidates through Phase I pharmacokinetic and placebo-controlled Phase Ib efficacy trials. Our current priority is the development of Dex-IN for acute pain following surgery. Dex-IN is currently being evaluated in a Phase IIb clinical trial. In addition to the development of Dex-IN, we intend to strategically invest in our product pipeline, including the development of other indications for Dex-IN as well as other formulations of Dex and Fado. The commitment of funding for each subsequent stage of our development programs is dependent upon, among other things, the receipt of successful clinical data.

The majority of our external costs relate to clinical trial sites, analysis and testing of the product and patent costs. We currently rely on MCG, a related party, for a portion of our research and development activities. Costs related to facilities, depreciation, and support are not charged to specific programs.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include professional fees for legal, including patent related expenses, consulting, auditing and tax services, and stock compensation expense.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase (Decrease)

	2014	2013	$	%
	(amounts in thousands
Operating expenses
Research and Development	$1,837	$245	1,592	650%
General and Administrative	959	203	756	372%

Total operating expenses	2,796	448
Other income (expense)
Interest income (expense)	2	(213)	(215)	101%

Net loss	$(2,794)	$(661)

Research and Development. Our research and development expenses were $1.8 million and $245,000 for the three months ended June 30, 2014 and 2013, respectively. The increase was primarily due to the commencement of our Phase IIb clinical trial, associated manufacturing expenses and preclinical studies and commencement of management’s salaries and benefits associated with becoming a public company.

General and Administrative. Our general and administrative expenses were $959,000 and $203,000 for the three months ended June 30, 2014 and 2013, respectively. This increase of $756,000 was mainly due to the commencement of management salaries, benefits and stock-based compensation; increased consulting, legal and accounting fees and increased directors and officers insurance associated with becoming a public company.

Interest Expense. Interest expense on our Bridge Notes that were converted to common stock in March 2014 upon the closing of our IPO was $213,000 for the three months ended June 30, 2013.

Comparison of the Six Months Ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Increase (Decrease)

	2014	2013	$	%
	(amounts in thousands
Operating expenses
Research and Development	$2,064	$359	1,705	475%
General and Administrative	1,605	295	1,310	444%

Total operating expenses	3,669	654
Other income (expense)
Interest income (expense)	(4,271)	(416)	(3,855)	927%

Net loss	$(7,940)	$(1,070)

Research and Development. Our research and development expenses were $2.1 million and $359,000 for the six months ended June 30, 2014 and 2013, respectively. The increase was primarily due to the commencement of our Phase IIb clinical trial, associated manufacturing and preclinical studies and commencement of management’s salaries and benefits associated with becoming a public company.

General and Administrative. Our general and administrative expenses were $1.6 million and $295,000 for the six months ended June 30, 2014 and 2013, respectively. The increase of $1.3 million was mainly due to the commencement of management salaries, benefits and stock-based compensation; increased consulting, legal and accounting fees and increased directors and officers insurance associated with becoming a public company.

Interest Expense. Interest expense on our Bridge Notes was $192,000 and $416,000 for the six months ended June 30, 2014 and 2013, respectively. Since the conversion price of our Bridge Notes allowed the note holders to convert at 75% of the initial offering price per share in the IPO, we recorded a non-cash interest charge of approximately $4.1 million upon the closing of the IPO.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, we had $27.8 million and $13,000, respectively, in cash and cash equivalents. We expect that cash and cash equivalents, together with interest income, will be sufficient to fund our current operations through the end of 2015. Since inception through June 30, 2014, we have financed our product development, operations and capital expenditures primarily from private sales of $4.0 million of our Series A Stock, $9.6 million of our Bridge Notes and $30.3 million from the IPO.

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

Sources and Uses of Cash

Cash used in operations was $2.7 million and $396,000 for the six months ended June 30, 2014 and 2013, respectively, which represents our operating losses less our non-cash interest expense and beneficial conversion charge taken on our Bridge Notes upon the conversion of such Bridge Notes, including accrued interest, into common stock.

Cash provided by financing activities was $30.5 million for the six months ended June 30, 2014 as a result of successfully raising net proceeds of $30.4 million from the IPO and the issuance of $175,000 of Bridge Notes to SCP Vitalife. Cash provided by financing activities for the six months ended June 30, 2013 was from the issuance of $365,000 of Bridge Notes to SCP Vitalife.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	the timing and expenses of trials prior to an New Drug Application, or NDA, for Dex-IN;

•	the timing and outcome of the FDA’s review of an NDA for Dex-IN if our trials are successful;

•	the extent to which the FDA may require us to perform additional preclinical studies, clinical trials or pre-commercial manufacturing of Dex-IN;

•	the costs of our commercialization activities if approved by the FDA;

•	the cost of purchasing manufacturing and other capital equipment for our potential products;

•	the scope, progress, results and costs of development for our other product candidates;

•	the cost, timing and outcome of regulatory review of our other product candidates;

•	the extent to which we acquire or invest in products, businesses and technologies;

•	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for product candidates; and

•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims.

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

We will pay milestone payments to Orion of up to 20.5 million Euros ($28.1 million as of June 30, 2014) after regulatory approval of Dex dosage forms and upon achieving certain sales milestones. We will also pay Orion royalty payments on net sales of our products, which royalty payments will be paid at varying percentages.

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

We will pay milestone payments to Orion of up to 12.2 million Euros ($16.7 million as of June 30, 2014) based on regulatory filings and approval and on commercialized net sales levels. We will also pay Orion royalty payments on net sales of our products, which royalty payments will be paid at varying percentages.

Leases

We lease our facilities space under an operating lease on a month-to-month basis with MCG, a related party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. At June 30, 2014, we had approximately $27.8 million invested in money market instruments. We believe our policy of investing in highly rated securities, whose liquidities are, at June 30, 2014, all less than 90 days minimizes such risks. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. We do not enter into investments for trading or speculative purposes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2014. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Dex-IN. In addition, we have other product candidates, Dex-SL and Fado, in development. We have incurred significant net losses in each year since our inception in November 2007, including net losses of approximately $1.1 million for the six months ended June 30, 2013 and $7.9 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $25.9 million.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs. As of June 30, 2014, we had positive working capital of approximately $27.8 million. We may need to raise additional funds to support our future operations, and such funding may not be available to us on acceptable terms, or at all.

On March 12, 2014, we closed the IPO of 4,312,500 shares of common stock, including the full exercise of the underwriters’ over-allotment at a public offering price of $8.00 per share. Total gross proceeds from the IPO were $34.5 million before deducting underwriting discounts and commissions and other offering expenses payable by us, resulting in net proceeds of $30.3 million. We expect our existing cash and cash equivalents, together with interest, will be sufficient to fund our current operations through the end of 2015. However, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate. For example, our clinical trials may encounter technical, enrollment or other difficulties that could increase our development costs more than we expect. We will need to raise additional funding to file an NDA for Dex-IN or otherwise enter into collaborations to launch and commercialize Dex-IN after receipt of FDA approval, if received, and, if we choose, to initiate clinical trials for additional uses of Dex-IN or for our other product candidates, including Fado. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates.

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

We have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize Dex-IN for use in treating acute pain following surgery. We have completed two placebo-controlled clinical trials with two different dosage forms of Dex in chronic lower back pain subjects. We initiated a Phase IIb clinical trial for Dex-IN in post-operative patients in the second quarter of 2014. Assuming completion of a successful clinical trial, we expect to complete two Phase III pivotal clinical trials with Dex-IN in acute pain following surgery. We intend to use these trials as a basis to submit an NDA for Dex-IN for acute pain. There is no guarantee that our clinical trials will be completed, or if completed, will be successful. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Dex-IN, generating revenues and achieving profitability. If this were to occur, we may be forced to abandon our development efforts for Dex-IN, which would have a material adverse effect on our business and could potentially cause us to cease operations. Because of the license from Orion, we expect to cross-reference the approved NDA for Dex in our 505(b)(2) NDA for Dex-IN. If the FDA disagrees with this strategy and determines we cannot pursue this pathway, we could incur significant time, resources, and delay, particularly if the FDA requires more clinical data than we expect.

Even if we obtain regulatory approval, we cannot be certain that we will be able to successfully commercialize our product candidates, in which case we may be unable to generate sufficient revenues to sustain our business.

Our ability to successfully commercialize any of our products candidates will depend on, among other things, our ability to:

•	successfully complete our clinical trials;

•	receive marketing approvals from the FDA and similar foreign regulatory authorities;

•	obtain and maintain patent protection;

•	produce, through a validated process, sufficiently large quantities of our product candidates to permit successful commercialization;

•	establish commercial manufacturing arrangements with third-party manufacturers;

•	build and maintain strong U.S.-based sales, distribution and marketing capabilities sufficient to launch commercial sales of our product candidates or build collaborations with third parties for the commercialization of our product candidates within the United States;

•	establish collaborations with third parties for the commercialization of our product candidates in countries outside the United States, and such collaborators’ ability to obtain regulatory and reimbursement approvals in such countries;

•	secure acceptance of our product candidates by physicians, health care payers, patients and the medical community; and

•	manage our spending as costs and expenses increase due to commercialization and clinical trials.

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

We have completed multiple clinical studies utilizing Dex-IN. However, we have commenced a Phase IIb clinical trial which will be completed before proceeding to Phase III, pivotal trials for Dex-IN. Our product candidates are subject to the risks of failure inherent in pharmaceutical development. Before obtaining regulatory approval for the commercial sale of any product candidate, we must successfully complete Phase III clinical trials. Negative or inconclusive results of a Phase III clinical study could cause the FDA to require that we repeat it or conduct additional clinical studies. Any regulatory delays or request for additional clinical data will lead to new and costly expenditures and could cause delays in our drug development. Furthermore, while we have obtained positive safety and efficacy results for Dex-IN during our prior clinical trials, we cannot be certain that these results will be duplicated when our product candidates are tested in a larger number of patients in our Phase IIb and Phase III clinical trials.

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

We may experience delays in clinical trials of our product candidates. We initiated a Phase IIb clinical trial in post-operative patients in the second quarter of 2014. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including, but not limited to:

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

If completion of the Phase IIb trial or initiation or completion of the Phase III trials are delayed for Dex-IN or other product candidates for any of the above reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize Dex-IN or other product candidates could be materially harmed, which could have a material adverse effect on our business, financial condition or results of operations.

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

The FDA may require us to provide additional dosing data beyond current data and data from our Phase IIb study and to establish the proper dosage or dose frequency for Dex-IN before it approves this product candidate. The preparation of this additional data may be costly and may delay the approval of Dex-IN or any of our other product candidates for which we receive this request. If we cannot satisfy the FDA requirements, we might not be able to obtain marketing approval.

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

If supply from Orion, the CMO or the device component suppliers is interrupted, there could be a significant disruption in commercial supply. The FDA, state regulatory authorities or other regulatory authorities outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. In addition, failure of our suppliers or vendors to comply with applicable regulations may result in delays and interruptions to our product candidate supply while we seek to secure other suppliers that meet all regulatory requirements.

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

Our President and Chief Executive Officer, Gerri A. Henwood, is also the majority shareholder of MCG, our landlord.

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

We sublease our facilities from MCG. MCG also provides services, including administrative, clinical development, regulatory and manufacturing fill services, to us that are important to our success and programs. We have a Sublease and a Consulting Services Agreement in effect with MCG that we believe is on arm’s length terms. However, upon expiration or earlier termination (for breach or otherwise) of these agreements, there is no guarantee that MCG will continue to make the current space available to us and/or to perform the current services or that it will do so on terms that meet our needs.

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

There can be no assurance that our pending patent applications will result in issued patents. As of June 30, 2014, we are the owner of record of one issued U.S. patent related to Fado and two issued foreign patents to Dex. As of June 30, 2014, we are also the owner of record and are prosecuting four U.S. non-provisional patent applications and 52 foreign national patent applications related to either Dex or Fado. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents or the inventorship thereof, which can lead to an issued patent being found invalid, unenforceable or can otherwise alter the ownership of the patents.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. We currently have limited research coverage by securities and industry analysts. If additional securities or industry analysts do not commence coverage of our company, the trading price for our stock could be negatively impacted. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to regularly publish reports on us, interest in our stock could decrease, which could cause our stock price or trading volume to decline.

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

As of June 30, 2014, SCP Vitalife Partners owns 3,167,286 shares of our common stock, representing approximately 41.1% of our outstanding common stock.

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

Our directors and their affiliated entities, and our executive officers will beneficially own, in the aggregate, approximately 43.1% of our outstanding common stock as of June 30, 2014. As a result, these shareholders are collectively able to influence matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets. Such influence may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some shareholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might adversely affect the prevailing market price of our common stock.

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

We are and we will remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, until the earliest to occur of (1) the last day of the fiscal year during which our total annual gross revenues equal or exceed $1 billion (subject to adjustment for inflation), (2) the last day of the fiscal year following the fifth anniversary of our IPO, (3) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (4) the date on which we are deemed a large accelerated filer under the Exchange Act.

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

Use of Proceeds

On March 6, 2014, our registration statement on Form S-1 (File No. 333-191879) was declared effective by the SEC for our IPO of common stock. Aegis Capital Corporation acted as the sole book-running manager and Brean Capital, LLC acted as co-manager for the offering. At the closing of the IPO on March 12, 2014, we sold 4,312,000 shares of common stock, which includes the full exercise of the underwriters’ over-allotment, at an IPO price of $8.00 per share and received gross proceeds of $34.5 million, which results in net proceeds to us of approximately $30.4 million after deducting underwriting discounts, commissions and related offering costs.

As of June 30, 2014, we have used approximately $2.6 million of the net proceeds for initiation of the Dex-IN Phase IIb clinical trial, working capital and other general corporate purposes, a portion of which was paid to MCG, an affiliate of the Company. We believe that the net proceeds from the IPO and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through the end of 2015, although there can be no assurance in that regard. No offering costs were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or any other affiliates.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine and Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

10.1	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2014).

10.2	Form of 2013 Equity Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2014).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECRO PHARMA, INC.

Date: August 12, 2014	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2014	By:	/s/ Charles Garner
Charles Garner
Chief Financial Officer
(Principal Financial Officer)

Date: August 12, 2014	By:	/s/ Donna Nichols
Donna Nichols
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2014).

10.2	Form of 2013 Equity Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 13, 2014).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document