Form 10-Q
period 2014-09-30
Recro Pharma, Inc.
filed 2014-11-10
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2014, there were 7,707,600 shares of common stock outstanding, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RECRO PHARMA, INC.

Balance Sheets

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$23,904,128	$12,828
Other receivables	86,833	38,418
Prepaid expenses	133,694	15,689
Deferred offering costs	—	784,177

Total current assets	24,124,655	851,112

Total assets	$24,124,655	$851,112

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Convertible notes payable	$—	$11,907,198
Accounts payable	682,187	434,244
Accrued expenses	1,236,171	589,532

Total current liabilities	1,918,358	12,930,974

Total liabilities	1,918,358	12,930,974

Series A redeemable convertible preferred stock, $0.01 par value. Authorized, 2,000,000 shares, issued and outstanding 2,000,000 shares	—	5,880,037

Shareholders’ equity (deficit):
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 50,000,000 shares, issued and outstanding, 7,707,600 shares at September 30, 2014 and 155,600 shares at December 31, 2013	77,076	1,556
Additional paid-in-capital	52,744,017	—
Accumulated deficit	(30,614,796)	(17,961,455)

Total shareholders’ equity (deficit)	22,206,297	(17,959,899)

Total liabilities and shareholders’ equity (deficit)	$24,124,655	$851,112

See accompanying notes to unaudited financial statements.

RECRO PHARMA, INC.

Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$3,633,712	$122,469	$5,619,289	$481,736
General and administrative	1,084,407	160,855	2,768,260	455,970

Total operating expenses	4,718,119	283,324	8,387,549	937,706

Other income (expense):
Interest income	4,635	21	7,127	41
Interest expense	—	(220,578)	(4,272,919)	(636,339)

	4,635	(220,557)	(4,265,792)	(636,298)

Net loss	(4,713,484)	(503,881)	(12,653,341)	(1,574,004)
Accretion of redeemable convertible preferred stock and deemed dividend	—	(110,218)	(1,270,057)	(327,091)

Net loss applicable to common shareholders	$(4,713,484)	$(614,099)	$(13,923,398)	$(1,901,095)

Basic and diluted net loss per common share	$(0.61)	$(3.95)	$(2.42)	$(12.22)

Weighted average basic and diluted common shares outstanding.	7,707,600	155,600	5,743,527	155,600

Unaudited pro forma net loss			$(8,380,422)

Unaudited pro forma net loss per share			$(1.27)

Unaudited pro forma weighted average basic and diluted common shares outstanding			6,576,461

See accompanying notes to unaudited financial statements.

RECRO PHARMA, INC.

Statement of Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)

Nine Months Ended September 30, 2014

(unaudited)

	Series A Redeemable Convertible Preferred Stock		Shareholders’ Equity (Deficit)
			Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	2,000,000	$5,880,037	155,600	$1,556	$—	$(17,961,455)	$(17,959,899)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	88,771	—	—	(88,771)	—	(88,771)
Sale of common stock in initial public offering, net of offering costs of $4,245,158	—	—	4,312,500	43,125	30,211,717	—	30,254,842
Stock-based compensation expense	—	—	—	—	329,541	—	329,541
Deemed dividend on Series A	—	1,181,286	—	—	(1,181,286)	—	(1,181,286)
Conversion of Series A and accrued dividends to common	(2,000,000)	(7,150,094)	1,193,762	11,938	7,138,156	—	7,150,094
Conversion of notes payable and accrued interest to common	—	—	2,045,738	20,457	12,253,970	—	12,274,427
Beneficial conversion upon conversion of notes payable (Note 6)	—	—	—	—	4,080,690	—	4,080,690
Net loss	—	—	—	—	—	(12,653,341)	(12,653,341)

Balance, September 30, 2014	—	$—	7,707,600	$77,076	$52,744,017	$(30,614,796)	$22,206,297

See accompanying notes to unaudited financial statements.

RECRO PHARMA, INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(12,653,341)	$(1,574,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	329,541	—
Noncash interest expense	4,272,919	636,339
Depreciation expense	—	1,331
Changes in operating assets and liabilities:
Prepaid expenses	(118,005)	(7,294)
Other receivables	(48,415)	85,000
Accounts payable and accrued expenses	1,569,282	190,401

Net cash used in operating activities	(6,648,019)	(668,227)

Cash flows from financing activities:
Proceeds from initial public offering	30,364,319	—
Offering costs	—	(50,000)
Proceeds from notes payable	175,000	685,284

Net cash provided by financing activities	30,539,319	635,284

Net increase (decrease) in cash and cash equivalents	23,891,300	(32,943)
Cash and cash equivalents, beginning of period	12,828	53,346

Cash and cash equivalents, end of period	$23,904,128	$20,403

Supplemental disclosure of cash flow information
Conversion of notes payable and accrued interest into common stock	$12,274,427	—
Conversion of Series A and accrued dividends into common stock	$5,968,808	—

RECRO PHARMA, INC.

Notes to Unaudited Financial Statements

(1)	Background

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

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $30.6 million as of September 30, 2014. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. In the opinion of management, the accompanying financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as September 30, 2014 and its results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The interim financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements.

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

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average common shares during the period. For all periods presented, the outstanding common stock options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2014 and December 31, 2013, as they would be anti-dilutive:

	September 30, 2014	December 31, 2013
Redeemable convertible preferred stock	—	800,000
Shares issuable pursuant to redeemable convertible preferred stock accretion	—	376,008
Options outstanding	760,300	334,800
Convertible notes payable	—	1,984,533
Warrants	150,000	—

Amounts in the table above reflect the common stock equivalents of the noted instruments.

The unaudited pro forma net loss per common share is computed using the weighted average number of common shares outstanding and assumes the conversion of all outstanding shares of the Company’s Series A Redeemable Convertible Preferred Stock, or Series A Stock, including accrued dividends, into 308,157 weighted average shares of common stock and the conversion of the 8% Convertible Promissory Notes, or the Bridge Notes, including accrued interest, into 524,777 weighted average shares of common stock as if they had occurred at the later of the beginning of the period or date of issuance. Accordingly, net loss applicable to common shareholders is adjusted to remove all preferred stock accretion. The Company believes the unaudited pro forma net loss per common share provides material information to investors, as the conversion of the Company’s Series A Stock to common stock, including accrued dividends, and the conversion of Bridge Notes, including accrued interest, occurred upon the closing of the Company’s initial public offering, or the IPO, in March 2014, and the disclosure of pro forma net loss per common share provides an indication of net loss per common share that is comparable to what will be reported by the Company as a public company following the IPO.

Nine Months Ended September 30, 2014
Numerator:
Net loss applicable to common shareholders	$(13,923,398)
Effect of pro forma adjustments:
Accretion of redeemable convertible preferred stock	1,270,057
Interest expense on convertible notes	4,272,919

Pro forma net loss applicable to common shareholders	$(8,380,422)

Denominator:
Weighted average common shares outstanding	5,743,527
Effect of pro forma adjustments:
Conversion of redeemable convertible preferred stock	308,157
Conversion of convertible notes	524,777

Shares used in computing unaudited pro forma weighted average basic and diluted common shares outstanding	6,576,461

Unaudited pro forma basic and diluted net loss per common share	$(1.27)

(d)	Recent Accounting Pronouncements

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

(c)	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At September 30, 2014:
Assets:
Money market mutual funds (included in cash and cash equivalents)	$23,904,128	—	—
At December 31, 2013:
Assets:
Money market mutual funds (included in cash and cash equivalents)	$12,828	—	—

(5)	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
Clinical trial and related costs	$703,731	$18,944
Professional and consulting fees	220,374	567,500
Payroll and related costs	280,394	3,088
Other	31,672	—

	$1,236,171	$589,532

(6)	Convertible Notes Payable

As of December 31, 2013, $9,400,584 of the Bridge Notes were outstanding plus $2,506,615 of accrued interest. In January 2014, the Company issued an additional $175,000 of Bridge Notes in the aggregate. The Bridge Notes bore interest at 8% per annum, compounded quarterly and were due on demand. During the nine months ended September 30, 2014 and 2013, the Company recorded $192,229 and $636,339 of interest expense, respectively, for the Bridge Notes. Upon the closing of the Company’s IPO, $9,575,585 of Bridge Notes outstanding plus $2,698,842 of accrued interest were converted into 2,045,738 shares of common stock. After the IPO, there are no Bridge Notes outstanding.

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

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of September 30, 2014, no preferred stock was issued or outstanding.

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

The Company established the 2008 Stock Option Plan, or the 2008 Plan, which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, nonemployee directors, and consultants and advisors. As of September 30, 2014, no stock appreciation rights have been issued. Subsequent to adoption, the 2008 Plan was amended to increase the authorized number of shares available for grant to 444,000 shares of common stock. In October 2013, the Company established the 2013 Equity Incentive Plan, or the 2013 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of September 30, 2014, 283,526 shares and 174 shares are available for future grants under the 2013 Plan and 2008 Plan, respectively.

The weighted average grant-date fair value of the options awarded to employees during the nine months ended September 30, 2014 was $5.83. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

2014
Expected life	6.0 years
Expected volatility	80.30%
Risk-free interest rate	2.69-2.73%
Expected dividend yield	—

Stock-based compensation expense for the nine months ended September 30, 2014 was $329,541. There was no stock-based compensation expense for the nine months ended September 30, 2013.

The following table summarizes stock option activity during the nine months ended September 30, 2014:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2013	334,800	$6.00
Granted	425,500	$7.71
Exercised	—	—
Canceled	—	—

Balance, September 30, 2014	760,300	$6.96	7.3 years

Options exercisable, September 30, 2014	391,285	$6.25	5.2 years

As of September 30, 2014, there was $2,150,999 of unrecognized compensation expense related to unvested options that are expected to vest and will be expensed over a weighted average period of 3.5 years.

(9)	Related-Party Transactions

In July 2008, the Company entered into an agreement with Malvern Consulting Group, Inc., or MCG, a consulting company affiliated with the Company’s President and Chief Executive Officer. A new agreement was signed in October 2013 under which MCG continues to provide consulting services to the Company, principally in the fields of clinical development, regulatory affairs, and quality assurance. MCG consulting fees for services are based on a flat fee and time worked at hourly rates for consultants. The Company recorded MCG consulting fees for research and development and general and administrative expenses of $122,903 and $54,836 for the three months ended September 30, 2014 and 2013, respectively, and $330,431 and $262,834 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, $36,948 was recorded in accrued expenses as amounts due to MCG. As of December 31, 2013, $18,944 and $130,331 was recorded in accrued expenses and accounts payable, respectively, as an amount due to MCG. In addition to fees for services, employees of MCG, certain of whom are related to the Company’s President and Chief Executive Officer, received options to purchase 246,800 shares of common stock during 2009. The Company also paid $36,000 in rental fees to MCG for a month to month lease for facilities space for the nine months ended September 30, 2013 and $72,291 for facilities space for the nine months ended September 30, 2014. The Company’s Chief Executive Officer was affiliated with SCP Vitalife Venture Funds, or SCP. A representative of SCP serves as Chairman of the Company’s board of directors and two other representatives of SCP are members of the board of directors.

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

Overview

We are a clinical stage specialty pharmaceutical company developing non-opioid therapeutics for the treatment of pain, initially for acute pain following surgery. Our lead product, an intranasal formulation of Dexmedetomidine, or Dex, has completed a placebo controlled trial demonstrating effective pain relief. We have studied various dosage forms of Dex in nine completed clinical trials, including two placebo controlled trials that demonstrated effective pain relief, and is currently being studied in a Phase II clinical trial for acute pain following surgery. Dex, which is in a class of drugs called alpha-2 adrenergic agonists, is a Food and Drug Administration, or FDA, approved and commercial injectable drug sold by Hospira, Inc. in the United States under the brand name Precedex® and by Orion Corporation, or Orion, in Europe under the brand name Dexdor®. As Dex is not in the opioid class of drugs, we believe it will overcome many of the side effects associated with commonly prescribed opioid therapeutics, including addiction, constipation and respiratory distress while maintaining analgesic, or pain relieving, effect. If we are successful in obtaining approval of Dex-IN, our proprietary intranasal formulation of Dex, for acute pain, we may elect to pursue an additional approval for cancer breakthrough pain. Upon regulatory approval, our license with Orion and our ownership rights with respect to dosage forms for our product candidates will provide us worldwide commercial rights related to Dex, except in Europe, Turkey and the Commonwealth of Independent States, or CIS, for use in the treatment of pain in humans in multiple dosage forms.

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

Since our inception in November 2007, we have not generated any revenue from the sale of our products and do not anticipate generating any revenues for the foreseeable future. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2014, we have an accumulated deficit of $30.6 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs, including our non-clinical and formulation development activities, manufacturing and clinical trials.

We expect to incur increasing expenses over the next several years, principally to develop Dex-IN, including completion of the ongoing Phase II, and planned Phase III pivotal and safety trials. After an interim analysis in September 2014, Recro closed its Post Op Day 0 Phase II clinical trial of Dex-IN in the treatment of acute post-operative pain following bunionectomy surgery. While the trial was not expected to reach statistical significance, a trend toward analgesia was observed in a subset of patients. In October 2014, the Company commenced a Post Op Day 1 Phase II clinical trial of Dex-IN in the treatment of acute post-operative pain following bunionectomy surgery. In addition, based on the availability of additional financial resources, we plan to advance development of our proprietary formulations of Dex for additional indications and development of our second proprietary compound, Fadolmidine, or Fado. Based upon additional financial resources and potential strategic interest, we may develop and commercialize our proprietary formulations of Dex ourselves or with a partner.

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

Since inception, we have developed and evaluated a series of Dex product candidates through Phase I pharmacokinetic and placebo-controlled Phase Ib and recently closed Phase II efficacy trials. Our current priority is the development of Dex-IN for acute pain following surgery. Dex-IN is currently being evaluated in a Post OP Day 1 Phase II clinical trial for the treatment of acute post-operative pain following bunionectomy surgery. In addition to the development of Dex-IN, we intend to strategically invest in our product pipeline, including the development of other indications for Dex-IN as well as other formulations of Dex and Fado. The commitment of funding for each subsequent stage of our development programs is dependent upon, among other things, the receipt of successful clinical data.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
	(amounts in thousands)
Operating expenses
Research and Development	$3,634	$122	3,512	2,879%
General and Administrative	1,084	161	923	573%

Total operating expenses	4,718	283
Other income (expense)
Interest income (expense)	5	(221)	(216)	98%

Net loss	$(4,713)	$(504)

Research and Development. Our research and development expenses were $3.6 million and $122,000 for the three months ended September 30, 2014 and 2013, respectively. The increase was primarily due to our Phase II clinical trial and associated manufacturing costs, short-term preclinical studies and management’s salaries and benefits which commenced with becoming a public company.

General and Administrative. Our general and administrative expenses were $1.1 million and $161,000 for the three months ended September 30, 2014 and 2013, respectively. This increase of $923,000 was mainly due to management’s salaries, benefits and stock-based compensation, increased consulting, legal and accounting fees and increased directors and officers insurance associated with becoming a public company.

Interest Expense. Interest expense on our Bridge Notes that were converted to common stock in March 2014 upon the closing of our IPO was $221,000 for the three months ended September 30, 2013.

Comparison of the Nine Months Ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	$	%
	(amounts in thousands)
Operating expenses
Research and Development	$5,619	$482	5,137	1,066%
General and Administrative	2,768	456	2,312	507%

Total operating expenses	8,387	938
Other income (expense)
Interest income (expense)	(4,266)	(636)	3,630	571%

Net loss	$(12,653)	$(1,574)

Research and Development. Our research and development expenses were $5.6 million and $482,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily due to our Phase II clinical trial and associated manufacturing costs, short-term preclinical studies and management’s salaries and benefits which commenced with becoming a public company.

General and Administrative. Our general and administrative expenses were $2.8 million and $456,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase of $2.3 million was mainly due to the management’s salaries, benefits and stock-based compensation; increased consulting, legal and accounting fees and increased directors and officers insurance associated with becoming a public company.

Interest Expense. Interest expense on our Bridge Notes was $192,000 and $636,000 for the nine months ended September 30, 2014 and 2013, respectively. Since the conversion price of our Bridge Notes allowed the note holders to convert at 75% of the initial offering price per share in the IPO, we recorded a non-cash interest charge of approximately $4.1 million upon the closing of the IPO.

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, we had $23.9 million and $13,000, respectively, in cash and cash equivalents. We expect that cash and cash equivalents, together with interest income, will be sufficient to fund our current operations through the end of 2015. Since inception through September 30, 2014, we have financed our product development, operations and capital expenditures primarily from private sales of $4.0 million of our Series A Stock, $9.6 million of our Bridge Notes and $30.3 million from the IPO.

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

Sources and Uses of Cash

Cash used in operations was $6.6 million and $668,000 for the nine months ended September 30, 2014 and 2013, respectively, which represents our operating losses less our non-cash interest expense and beneficial conversion charge taken on our Bridge Notes upon the conversion of such Bridge Notes, including accrued interest, into common stock.

Cash provided by financing activities was $30.5 million for the nine months ended September 30, 2014 as a result of successfully raising net proceeds of $30.4 million from the IPO and the issuance of $175,000 of Bridge Notes to SCP Vitalife. Cash provided by financing activities for the nine months ended September 30, 2013 was from the issuance of $685,000 of Bridge Notes to SCP Vitalife less $50,000 used for offering costs.

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

We will pay milestone payments to Orion of up to 20.5 million Euros ($25.9 million as of September 30, 2014) after regulatory approval of Dex dosage forms and upon achieving certain sales milestones. We will also pay Orion royalty payments on net sales of our products, which royalty payments will be paid at varying percentages.

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

We will pay milestone payments to Orion of up to 12.2 million Euros ($15.4 million as of September 30, 2014) based on regulatory filings and approval and on commercialized net sales levels. We will also pay Orion royalty payments on net sales of our products, which royalty payments will be paid at varying percentages.

Leases

We lease our facilities space under an operating lease on a month-to-month basis with MCG, a related party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 to the financial statements for the year ended December 31, 2013 included in the Company’s Form S-1. There have been no significant changes in the Company’s critical accounting policies since December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. At September 30, 2014, we had approximately $23.9 million invested in money market instruments. We believe our policy of investing in highly rated securities, whose liquidities are, at September 30, 2014, all less than 90 days minimizes such risks. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. We do not enter into investments for trading or speculative purposes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2014. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a development stage company with limited operating history. To date, we have focused primarily on developing our lead product candidate, Dex-IN. In addition, we have other product candidates, Dex-SL and Fado, in development. We have incurred significant net losses in each year since our inception in November 2007, including net losses of approximately $1.6 million for the nine months ended September 30, 2013 and $12.7 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $30.6 million.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our clinical programs. As of September 30, 2014, we had positive working capital of approximately $22.2 million. We will need to raise additional funds to support our future operations, and such funding may not be available to us on acceptable terms, or at all.

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

We have not marketed, distributed or sold any products. The success of our business depends primarily upon our ability to develop and commercialize Dex-IN for use in treating acute pain following surgery. We have completed two placebo-controlled clinical trials with two different dosage forms of Dex in chronic lower back pain subjects. We closed our Post Op Day 0 Phase II clinical trial for Dex-IN in post-operative patients in the third quarter of 2014. Based upon the results of that trial, we commenced a Post Op Day 1 Phase II clinical trial of Dex-IN in post-operative patients in the fourth quarter of 2014. Assuming completion of a successful clinical trial, we expect to complete two Phase III pivotal clinical trials with Dex-IN in acute pain following surgery. We intend to use these trials as a basis to submit an NDA for Dex-IN for acute pain. There is no guarantee that our clinical trials will be completed, or if completed, will be successful. Any delay in obtaining, or inability to obtain, regulatory approval would prevent us from commercializing Dex-IN, generating revenues and achieving profitability. If this were to occur, we may be forced to abandon our development efforts for Dex-IN, which would have a material adverse effect on our business and could potentially cause us to cease operations. Because of the license from Orion, we expect to cross-reference the approved NDA for Dex in our 505(b)(2) NDA for Dex-IN. If the FDA disagrees with this strategy and determines we cannot pursue this pathway, we could incur significant time, resources, and delay, particularly if the FDA requires more clinical data than we expect.

We depend substantially on the successful completion of Phase II and III clinical trials for our product candidates. The positive clinical results obtained for our product candidates in earlier clinical studies may not be repeated in Phase II or III and, thus, we may never receive regulatory approval of our product candidates.

We have completed multiple clinical studies utilizing Dex-IN. After an interim analysis in September 2014, we closed our first Phase II clinical trial of Dex-IN in the treatment of acute post-operative pain following bunionectomy surgery as the trial was not expected to reach statistical significance. We initiated aPost Op Day 1 Phase II clinical trial for Dex-IN in post-operative patients in October 2014, which will be completed before proceeding to Phase III, pivotal trials for Dex-IN. Our product candidates are subject to the risks of failure inherent in pharmaceutical development. Before obtaining regulatory approval for the commercial sale of any product candidate, we must successfully complete Phase III clinical trials. Negative or inconclusive results of a Phase III clinical trial.

could cause the FDA to require that we repeat it or conduct additional clinical studies. Any regulatory delays or request for additional clinical data will lead to new and costly expenditures and could cause delays in our drug development. There is no guarantee that our clinical trials will be completed, or if completed, will be successful.

To date, we have completed multiple clinical trials with Dex in chronic lower back pain. However, there is no certainty that the results we have seen in these studies and patient population nor the trend toward analgesia in a subset of patients in our closed Day 0 Phase II clinical trial will be similar in patients with acute pain following surgery in our on going and future expected clinical trials. We cannot be certain that positive results will be duplicated when Dex-IN is tested in a larger number of patients in our Phase II and Phase III clinical trials. Unexpected results could require us to redo clinical studies in the same or different patient populations or discontinue clinical development of Dex-IN. If we are forced to discontinue development of Dex-IN because of unsuccessful clinical trials, we will not be able to commercialize Dex-IN, our lead product candidate, and our business, financial condition and results of operations may be materially adversely affected.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

We may experience delays in clinical trials of our product candidates or the time required to complete clinical trials for our product candidates may be longer than anticipated. In September 2014, we discontinued REC-13-012 Day 0 Phase II clinical trial as that was not expected to reach statistical significance, we initiated a Day 1 Phase II clinical trial for Dex-IN in post-operative patients in October 2014. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all. Our clinical trials can be delayed for a variety of reasons, including, but not limited to:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in the Phase II study required prior to Phase III initiation;

•	delays caused by toxicology studies required prior to Phase III initiation;

•	delays caused by unexpected results or unforeseen problems with the Phase II or any other clinical trials;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA on final trial design or the scope of the development program;

•	import delays;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required institutional review board approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacturing and delivery of the device components of our product candidates;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	time required to add new clinical sites;

•	delays by our contract manufacturers to produce and deliver a sufficient supply of clinical trial materials; or

•	delays or problems caused by third parties who market Dex for other indications.

If completion of the Phase II trial or initiation or completion of the Phase III trials are delayed for Dex-IN or other product candidates for any of the above reasons or other reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize Dex-IN or other product candidates could be materially harmed, which could have a material adverse effect on our business, financial condition or results of operations.

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

Additional time may be required to obtain regulatory approval for Dex-IN because the FDA may consider it a drug/device combination.

Our lead product candidate, Dex-IN, may be considered by the FDA to be a drug/device combination. While we have filed an investigational new drug application, or IND, for Dex-IN, we cannot guarantee that the FDA will not require a separate device review. There are a number of drugs such as Zecuity® and Sprix® that employ a device that have received approval as drugs. The third party device we intend to use has previously received a device authorization. We have not taken any action, and although we plan to address such matter with the FDA in the future, we do not have a targeted date to do so, since we believe our device will be treated similarly to such other drugs. Because we cannot guarantee this result, however, we may experience delays in regulatory approval for Dex-IN due to potential uncertainties in the approval process, in particular as it could relate to possible device authorization by the FDA as well as a drug approval under an NDA. As a result, product launch and commercialization may be delayed or may not occur, which could have an adverse effect on our business.

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize Dex-IN and we cannot, therefore, predict the timing of any future revenue from Dex-IN.

We cannot commercialize Dex-IN until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory authorities may not complete their review processes in a timely manner, or they may not provide regulatory approval for Dex-IN. Additional delays may result if Dex-IN is taken before an FDA Advisory Committee which may recommend restrictions on approval or recommend non-approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical studies and the review process. Such delays or rejections could have an adverse effect on our business.

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

Even if we obtain regulatory approval in the United States, the FDA and state regulatory authorities may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for Dex-IN and our other product candidates will likely include restrictions regarding, among other items, the number of doses to be dispensed or the number of permissible distribution routes, until we have satisfied all FDA requests for additional data to support broader usage. Dex-IN and our other product candidates will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity in addition to the aforementioned potential regulatory actions. The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate revenues which would have a material adverse effect on our business, financial condition and results of operations.

The FDA may require us to provide more dosing data regarding Dex-IN or our other product candidates.

The FDA may require us to provide additional dosing data beyond current data and data from our Phase II clinical trial and to establish the proper dosage or dose frequency for Dex-IN before it approves this product candidate. The preparation of this additional data may be costly and may delay the approval of Dex-IN or any of our other product candidates for which we receive this request. If we cannot satisfy the FDA requirements, we might not be able to obtain marketing approval.

Dex-IN and our other product candidates may require REMS, which may significantly increase our costs.

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

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. While our management has experience in obtaining foreign regulatory approvals, we do not have any product candidates approved for sale in any jurisdiction, including international markets, and we, as a company, do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our products will be adversely affected.

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

We and our contractors are required to comply with the FDA’s current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA may determine that our Phase II or Phase III clinical trials do not comply with cGCPs. In addition, our clinical trials for Dex-IN will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of Dex-IN. Accordingly, if our contractors fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat the clinical trials, which would delay the regulatory approval process.

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

Mr. Garner became our Chief Financial Officer effective upon consummation of the IPO. Mr. Garner expects to continue to devote a small portion of his time consulting for other companies and third parties by providing investment banking, finance and related services. Mr. Garner has agreed not to provide any services to companies or third parties that could compete with us.

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

There can be no assurance that our pending patent applications will result in issued patents. As of September 30, 2014, we are the owner of record of one issued U.S. patent related to Fado and two issued foreign patents to Dex. As of September 30, 2014, we are also the owner of record and are prosecuting four U.S. non-provisional patent applications and 52 foreign national patent applications related to either Dex or Fado. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or in foreign countries. Even if the patents do successfully issue, third parties may challenge the patents or the inventorship thereof, which can lead to an issued patent being found invalid, unenforceable or can otherwise alter the ownership of the patents.

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

As of September 30, 2014, SCP Vitalife Partners owns 3,167,286 shares of our common stock, representing approximately 41.1% of our outstanding common stock.

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

Our directors and their affiliated entities, and our executive officers will beneficially own, in the aggregate, approximately 43.1% of our outstanding common stock as of September 30, 2014. As a result, these shareholders are collectively able to influence matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions such as mergers, consolidations or the sale of all or substantially all of our assets. Such influence may delay, prevent or deter a change in control of our company even when such a change may be in the best interests of some shareholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might adversely affect the prevailing market price of our common stock.

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

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act. Any sales of shares by these shareholders could have a material adverse effect on the trading price of our common stock.

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

As of September 30, 2014, we have used approximately $6.6 million of the net proceeds for our initial Dex-IN Phase II clinical trial, manufacturing costs, short term preclinical studies, working capital and other general corporate purposes, a portion of which was paid to MCG, an affiliate of the Company. We believe that the net proceeds from the IPO and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through the end of 2015, although there can be no assurance in that regard. No offering costs were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or any other affiliates.

We cannot predict with certainty all of the particular uses for our current funds, or the amounts that we will actually spend on the uses described in our Form S-1. The amounts and timing of our actual use of these funds will vary depending on numerous factors, including our ability to obtain additional financing, the relative success and cost of our research, preclinical and clinical development programs. As a result, our management will have broad discretion in the application of these funds, and investors will be relying on our judgment regarding the application of the net proceeds of the offering.

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

RECRO PHARMA, INC.

Date: November 10, 2014	By:	/s/ Gerri A. Henwood
Gerri A. Henwood President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Charles Garner
Charles Garner
Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2014	By:	/s/ Donna Nichols
Donna Nichols
Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Taxonomy Extension Definition Linkbase Document

101.LAB	Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document