Form 10-Q
period 2015-03-31
Recro Pharma, Inc.
filed 2015-05-12
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2015, there were 7,842,063 shares of common stock outstanding, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RECRO PHARMA, INC.

Balance Sheets

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$16,590,437	$19,682,430
Other receivables	80,227	89,604
Prepaid expenses	82,369	601,586
Deferred equity costs	513,978	—

Total current assets	17,267,011	20,373,620
Deferred financing costs	624,924	—

Total assets	$17,891,935	$20,373,620

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$552,698	$869,919
Accrued expenses	2,029,385	575,112

Total current liabilities	2,582,083	1,445,031

Total liabilities	2,582,083	1,445,031

Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 50,000,000 shares, issued and outstanding, 7,804,063 shares at March 31, 2015 and 7,707,600 shares at December 31, 2014	78,041	77,076
Additional paid-in-capital	53,463,644	52,947,126
Accumulated deficit	(38,231,833)	(34,095,613)

Total shareholders’ equity	15,309,852	18,928,589

Total liabilities and shareholders’ equity	$17,891,935	$20,373,620

See accompanying notes to unaudited financial statements.

RECRO PHARMA, INC.

Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$1,754,284	$226,997
General and administrative	2,385,647	646,628

Total operating expenses	4,139,931	873,625

Other income (expense):	—
Interest income	3,711	215
Interest expense	—	(4,272,919)

	3,711	(4,272,704)

Net loss	(4,136,220)	(5,146,329)
Accretion of redeemable convertible preferred stock and deemed dividend	—	(1,270,057)

Net loss applicable to common shareholders	$(4,136,220)	$(6,416,386)

Basic and diluted net loss per common share	$(0.53)	$(3.67)

Weighted average basic and diluted common shares outstanding	7,768,693	1,749,911

See accompanying notes to unaudited financial statements.

RECRO PHARMA, INC.

Statement of Shareholders’ Equity

Three Months Ended March 31, 2015

(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance, December 31, 2014	7,707,600	$77,076	$52,947,126	$(34,095,613)	$18,928,589
Shares issued in equity financing facility	96,463	965	283,601	—	284,566
Stock-based compensation expense	—	—	232,917	—	232,917
Net loss	—	—	—	(4,136,220)	(4,136,220)

Balance, March 31, 2015	7,804,063	$78,041	$53,463,644	$(38,231,833)	$15,309,852

See accompanying notes to unaudited financial statements.

RECRO PHARMA, INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,136,220)	$(5,146,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	232,917	19,473
Noncash interest expense	—	4,272,919
Changes in operating assets and liabilities:
Prepaid expenses	394,217	(271,590)
Other receivables	9,377	2,631
Accounts payable and accrued expenses	532,716	306,949

Net cash used in operating activities	(2,966,993)	(815,947)

Cash flows from financing activities:
Proceeds from initial public offering	—	30,533,135
Payment of deferred financing costs	(125,000)	—
Proceeds from notes payable	—	175,000

Net cash provided by (used in) financing activities	(125,000)	30,708,135

Net increase (decrease) in cash and cash equivalents	(3,091,993)	29,892,188
Cash and cash equivalents, beginning of period	19,682,430	12,828

Cash and cash equivalents, end of period	$16,590,437	$29,905,016

Supplemental disclosure of cash flow information:
Common stock issued in connection with equity facility	284,566	—
Conversion on notes payable and accrued interest into common stock	—	$12,274,427
Conversion of Series A and accrued dividends into common stock	—	$5,968,808

See accompanying notes to unaudited financial statements.

RECRO PHARMA, INC.

Notes to Unaudited Financial Statements

(1)	Background

Recro Pharma, Inc., or the Company, was incorporated in Pennsylvania as Recro Pharma I, Inc. on November 15, 2007 (inception). The Company changed its name to Recro Pharma, Inc. on August 31, 2008. The Company is a clinical stage specialty pharmaceutical company developing non-opioid therapeutics for the treatment of pain, initially for acute pain following surgery. On April 10, 2015, the Company acquired worldwide rights to IV/IM meloxicam, a proprietary, Phase III-ready, long-acting preferential COX-2 inhibitor for the treatment of moderate to severe acute pain, as well as a contract manufacturing facility, royalty and formulation business in Gainesville, Georgia (see note 10). The Company operates in one segment and has its principal offices in Malvern, Pennsylvania.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses and negative cash flows from operations since inception and has an accumulated deficit of $38.2 million as of March 31, 2015. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. In the opinion of management, the accompanying financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as March 31, 2015 and its results of operations and cash flows for the three months ended March 31, 2015 and 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The interim financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements.

The accompanying unaudited interim financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or the Form 10-K.

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

Basic and diluted net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average common shares outstanding during the period. For all periods presented, the outstanding common stock options and warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.

RECRO PHARMA, INC.

Notes to Unaudited Financial Statements

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2015 and December 31, 2014, as they would be anti-dilutive:

	March 31, 2015	December 31, 2014
Options outstanding	1,033,300	1,033,300
Warrants	150,000	150,000

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(4)	Fair Value of Financial Instruments

The Company follows Financial Accounting Standards Board accounting guidance on fair value measurements for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements to maximize the use of “observable inputs.” The three-level hierarchy of inputs to measure fair value are as follows:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•	Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity)

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2014:
Assets:
Money market mutual funds (included in cash and cash equivalents)	$10,921,896	—	—
Government and agency bonds	8,663,044	—	—

Cash equivalents	$19,584,940	—	—

At March 31, 2015:
Assets:
Money market accounts (included in cash and cash equivalents)	$4,530,041	—	—
Government and agency bonds	12,010,642	—	—

Cash equivalents	$16,540,683	$—	$—

RECRO PHARMA, INC.

Notes to Unaudited Financial Statements

(5)	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Clinical trial and related costs	$139,866	$112,438
Professional and consulting fees	1,134,030	394,021
Payroll and related costs	216,334	24,677
Other	539,155	43,976

	$2,029,385	$575,112

(6)	Convertible Notes Payable

Upon the closing of the Company’s initial public offering, or IPO, on March 12, 2014, $9,575,585 of 8% Convertible Promissory Notes, or Bridge Notes, outstanding plus $2,698,842 of accrued interest were converted into 2,045,738 shares of common stock. After the IPO, there are no Bridge Notes outstanding.

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

On March 12, 2014 the Company completed an IPO in which the Company sold 4,312,500 shares of common stock at $8.00 per share resulting in gross proceeds of $34,500,000. In connection with the IPO, the Company paid $4,243,658 in underwriting discounts, commissions and offering costs resulting in net proceeds of $30,256,342. Also in connection with the IPO, all of the outstanding shares of the Company’s Series A Redeemable Convertible Preferred Stock, or Series A Stock, including accreted dividends, and Bridge Notes, including accrued interest, were converted into common stock.

RECRO PHARMA, INC.

Notes to Unaudited Financial Statements

(b)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of March 31, 2015, no preferred stock was issued or outstanding.

(c)	Series A Redeemable Convertible Preferred Stock

The Company previously had outstanding 2,000,000 shares of Series A Stock. Each share of Series A Stock was automatically converted into 0.4 shares of common stock upon closing of the Company’s IPO. The holders of Series A Stock were entitled to receive cumulative dividends of 8%, compounded annually. Upon conversion of the Series A Stock into common stock, cumulative undeclared dividends were convertible into a number of shares of common stock equal to the total amount of cumulative dividends divided by $2.00 (the Series A Stock issuance price) multiplied by 0.4 (the Series A Stock conversion ratio). Based on the IPO price of $8.00, the Company recorded a non-cash deemed dividend of $1,181,286 upon closing of the IPO which represents the fair value of the common stock issued for such dividends in excess of the amounts previously recognized as accretion on the Series A Stock.

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

(e)	Common Stock Purchase Agreement

On February 2, 2015, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital is committed to purchase, at the Company’s election, up to an aggregate of $10.0 million of shares of the Company’s common stock over the 24 month term of the Purchase Agreement. On the execution of the Purchase Agreement, the Company issued 96,463 shares of common stock to Aspire Capital with a fair value of $284,566. In addition, the Company incurred $229,412 of costs in connection with the Aspire Capital facility, which, along with the fair value of the common stock has been recorded as deferred equity costs.

(8)	Stock-Based Compensation

The Company established the 2008 Stock Option Plan, or the 2008 Plan, which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, nonemployee directors, and consultants and advisors. As of March 31, 2015, no stock appreciation rights have been issued. Subsequent to adoption, the 2008 Plan was amended to increase the authorized number of shares available for grant to 444,000 shares of common stock. In October 2013, the Company established the 2013 Equity Incentive Plan, or the 2013 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2015, 10,526 shares and 174 shares are available for future grants under the 2013 Plan and 2008 Plan, respectively.

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $ 232,917 and $19,473, respectively.

RECRO PHARMA, INC.

Notes to Unaudited Financial Statements

The following table summarizes stock option activity during the three months ended March 31, 2015:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2014	1,033,300	$5.77
Granted	—	—
Exercised	—	—
Canceled	—	—

Balance, March 31, 2015	1,033,300	$5.77	7.50 years

Options exercisable, March 31, 2015	452,988	$6.41	5.13 years

Included in the table above are 70,500 performance-based options granted in December 2014 with an exercise price of $2.47 per share that vest 30% upon positive topline results from the Company’s ongoing Phase II clinical trial, with the remaining portion of the performance-based options vesting monthly over a three-year period beginning on the date the performance conditions are satisfied.

In December 2014, the Company also granted 123,500 time-based options and 123,500 performance-based options to the Company’s Chief Executive Officer with an exercise price of $2.47 per share that are subject to shareholder approval of an increase in the shares under the 2013 Plan at the Company’s 2015 annual meeting since there were insufficient shares available under the 2013 Plan. These options are excluded from the above table. The grant-date fair value of these options will be determined as of the date of shareholder approval.

As of March 31, 2015, there was $2,178,113 of unrecognized compensation expense related to unvested options that are expected to vest and will be expensed over a weighted average period of 2.5 years, which includes $121,260 of unrecognized compensation related to performance-based options.

(9)	Related Party Transactions

In July 2008, the Company entered into an agreement with Malvern Consulting Group, Inc., or MCG, a consulting company affiliated with the Company’s President and Chief Executive Officer. A new agreement was signed in October 2013 under which MCG continues to provide consulting services to the Company, principally in the fields of clinical development, regulatory affairs, and quality assurance. MCG consulting fees for services are based on a flat fee and time worked at hourly rates for consultants. The Company recorded MCG consulting fees for research and development and general and administrative expenses of $77,934 and $84,737 for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, $43,585 was recorded in accrued expenses as amounts due to MCG. In addition to fees for services, employees of MCG, certain of whom are related to the Company’s President and Chief Executive Officer, received options to purchase 246,800 shares of common stock during 2009. The Company also paid $28,452 in rental fees to MCG for a month to month lease for facilities space for the three months ended March 31, 2015 and $15,484 for facilities space for the three months ended March 31, 2014.

(10)	Subsequent Event

On April 10, 2015, the Company acquired certain assets from Alkermes plc, or Alkermes, including worldwide rights to IV/IM meloxicam, a proprietary, Phase III-ready, long-acting preferential COX-2 inhibitor for treatment of moderate to severe acute pain, as well as a contract manufacturing facility, royalty and formulation business in Gainesville, GA.

Under the terms of the agreement, the Company paid Alkermes $50.0 million at closing, and acquired the rights to IV/IM meloxicam and ownership of a good manufacturing practices manufacturing facility and related business located in Gainesville, GA. Alkermes is entitled to receive up to an additional $120 million in milestone payments upon the achievement of certain regulatory and net sales milestones and royalties, in each case, related to IV/IM meloxicam.

RECRO PHARMA, INC.

Notes to Unaudited Financial Statements

On closing, the Company issued to Alkermes a seven-year warrant to purchase an aggregate of 350,000 shares of the Company’s common stock with an exercise price of $19.46 per share. The $50.0 million up-front payment was funded via a five-year senior secured term loan with OrbiMed Royalty Opportunities II, LP, or OrbiMed, which carries interest at LIBOR plus 14.0% with a 1.0% LIBOR floor. The Company issued OrbiMed a seven year warrant to purchase an aggregate of 294,928 shares of the Company’s common stock with an exercise price of $3.28 per share, subject to certain adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in Part II, Item 1A of this Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Overview

Since our acquisition of certain assets from Alkermes plc discussed below, we are a revenue generating specialty pharmaceutical company developing multiple non-opioid therapeutics for the treatment of pain, initially for acute post operative pain. We have two product candidates in mid to late stage clinical trials for the management of acute post operative pain. Intravenous and intramuscular, or IV/IM, meloxicam, a proprietary, long-acting preferential COX-2 inhibitor for moderate to severe acute pain has successfully completed multiple Phase II clinical trials and is ready to begin pivotal Phase III clinical trials. We believe IV/IM meloxicam compares favorably to competitive therapies in onset of pain relief, duration of pain relief and time to peak analgesic effect. Dex-IN, a proprietary intranasal formulation of dexmedetomidine, or Dex, is currently being tested in a Phase II clinical trial. Dex is a selective alpha-2 adrenergic agonist that has demonstrated sedative, analgesic and anxiolytic properties. If approved, Dex-IN would also be the first and only approved acute post operative pain drug in its class of drugs. As our product candidates are not in the opioid class of drugs, we believe they will overcome many of the side effects associated with commonly prescribed opioid therapeutics, including addiction, constipation and respiratory distress while maintaining analgesic, or pain relieving, effect.

We currently own and operate an 87,000 square foot, DEA-licensed facility that manufactures five commercial products and receives royalties associated with the sales of these products. We manufacture the following products for our commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, generic Verapamil and Zohydro ER®.

As a development stage company, we have a limited operating history. We have funded our operations to date primarily from proceeds received from a private placement of convertible preferred stock, convertible notes and our IPO. On March 12, 2014, we announced the closing of the IPO of 4,312,500 shares of common stock, including the full exercise of the underwriters’ over-allotment, at a public offering price of $8.00 per share. Total gross proceeds from the IPO were $34.5 million before deducting underwriting discounts and commissions and other offering expenses payable by us resulting in net proceeds of $30.3 million. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2015, we had an accumulated deficit of $38.2 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs, including our non-clinical and formulation development activities, manufacturing and clinical trials. We expect to incur increasing expenses over the next several years to develop IV/IM meloxicam and Dex-IN, including completion of the ongoing Phase II bunionectomy study for Dex-IN, and planned Phase III pivotal and safety trials. Based upon additional financial resources and potential strategic interest, we may develop and commercialize our proprietary formulations of meloxicam and Dex ourselves or with a partner.

We expect that annual operating results of operations will fluctuate for the foreseeable future due to several factors, including the outcome and extent of development activities and timing and extent of other research and development efforts. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

On April 10, 2015, we completed our acquisition from Alkermes of certain assets, including the worldwide rights to IV/IM meloxicam and the contract manufacturing facility, royalty and formulation business in Gainesville, Georgia. Under the terms of the agreement, we paid Alkermes $50.0 million at closing, as adjusted for working capital. Alkermes is entitled to receive up to an additional $120.0 million in milestone payments upon the achievement of certain regulatory and net sales milestones and royalties on future product net sales, in each case, related to IV/IM meloxicam. Upon closing, we issued to Alkermes a warrant to purchase an aggregate of 350,000 shares of our common stock at an exercise price of $19.46 per share. The $50.0 million up-front payment was funded with $50.0 million in borrowings under a credit agreement that we entered into with OrbiMed Royalty Opportunities II, LP, or OrbiMed. The interest rate under the credit agreement is equal to LIBOR plus 14.0%, with a 1.0% LIBOR floor. Pursuant to the credit agreement, we issued OrbiMed a warrant to purchase an aggregate of 294,928 shares of our common stock at an exercise price of $3.28 per share, subject to certain adjustments.

Financial Overview

Research and Development Expenses

Research and development expenses currently consist of costs incurred in connection with the development of Dex in different delivery forms. These expenses consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;

•	the cost of acquiring and manufacturing clinical trial materials;

•	the cost of manufacturing validation tests, if these materials are manufactured prior to obtaining regulatory approval;

•	costs related to facilities, depreciation and other allocated expenses;

•	costs associated with non-clinical activities and regulatory approvals; and

•	salaries and related costs for personnel in research and development functions.

We expense research and development costs as incurred. Advanced payments for goods and services that will be used in future research and development activities are initially recorded as prepaid expenses and expensed as the activity is performed or when the goods have been received.

Since inception, we have developed and evaluated a series of Dex product candidates through Phase I pharmacokinetic and efficacy trials and placebo controlled Phase II efficacy trial. Our current clinical priorities are the development of Dex-IN and IV/IM meloxicam for acute pain following surgery. Dex-IN is currently being evaluated in a Phase II bunionectomy study. In addition to the development of Dex-IN and IV/IM meloxicam, we intend to strategically invest in our product pipeline, including Fadolmidine, or Fado. The commitment of funding for each subsequent stage of our development programs is dependent upon, among other things, the receipt of successful clinical data.

The majority of our external costs relate to clinical trials, analysis and testing of the product and patent costs. We currently rely on MCG, a related party, for a portion of our research and development activities. Costs related to facilities, depreciation, and support are not charged to specific programs.

The successful development of our product candidates is highly uncertain and subject to a number of risks including, but not limited to:

•	the duration of clinical trials varies substantially according to the type, complexity and novelty of the product candidate;

•	the FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures;

•	data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval;

•	the costs, timing and outcome of regulatory review of a product candidate are uncertain;

•	the emergence of competing technologies and products and other adverse market developments could impede our commercial efforts; and

•	the risks disclosed in the section titled “Risk Factors” of this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Development timelines, probability of success and development costs vary widely. As a result of the uncertainties discussed above, we anticipate that we will make determinations as to which additional programs to pursue and how much funding to direct to each program on an ongoing basis in response to the scientific and clinical data of each product candidate, as well as ongoing assessments of such product candidate’s commercial potential. Accordingly, we cannot currently estimate with any degree of certainty the amount of time or costs that we will be required to expend in the future on our product candidates to complete current or future clinical or pre-commercial stages prior to their regulatory approval, if such approval is ever granted. As a result of these uncertainties surrounding the timing and outcome of any approvals, we are currently unable to estimate precisely when, if ever, any of our other product candidates will generate revenues and cash flows.

We expect our research and development costs related to Dex-IN to be substantial for the foreseeable future as we advance these product candidates through clinical trials, manufacturing scale-up and other pre-approval activities. We may elect to seek out collaborative relationships in order to provide us with a diversified revenue stream and to help facilitate the development and commercialization of our product candidate pipeline.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions. Other general and administrative expenses include professional fees for legal, including patent related expenses, consulting, auditing and tax services, and stock compensation expense.

Our general and administrative expenses in 2015 will be higher than in 2014. We expect to have greater expenses relating to our operations as a public company, including increased payroll and increased consulting, legal and compliance, accounting, insurance and investor relations costs. In addition, we have incurred significant costs related to the Alkermes acquisition. We also expect that our patent costs will increase due to the acquisition of new patents through the Alkermes transaction and, in addition, if our patents are issued, as the annuity fees will be higher than our current expenses and, if additional formulation technology is developed for our product candidates, patent expenses could increase further.

Interest Expense

Interest expense consisted of accrued interest on our previously outstanding Bridge Notes. Upon the closing of the IPO, these Bridge Notes, including accrued interest, were converted into shares of common stock. Since the conversion price of our Bridge Notes allowed the note holders to convert at 75% of the initial offering price per share in the IPO, we recorded a non-cash interest charge of approximately $4.1 million upon the closing of the IPO. We will incur interest expense on our OrbiMed credit facility for the balance of 2015.

Net Operating Losses and Tax Carryforwards

As of December 31, 2014, we had approximately $9.1 million of federal net operating loss carryforwards. We also had federal and state research and development tax credit carryforwards of $360,000 available to offset future taxable income. U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. These federal and state net operating loss and federal and state tax credit carryforwards will begin to expire at various dates beginning in 2028, if not utilized. As a result, we may not be able to take full advantage of these carryforwards for federal and state tax purposes.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014:

	Three months ended March 31,		Increase (Decrease)
	2015	2014	$	%
	(amounts in thousands)
Operating expenses:
Research and development	$1,754	$227	$1,527	673%
General and administrative	2,385	647	1,738	268%

Total operating expenses	4,139	874
Other income (expense):
Interest income (expense)	3	(4,273)	(4,276)	(100)%

Net loss	$(4,136)	$(5,147)

Research and Development. Our research and development expenses were $1.8 million and $227,000 for the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to our Phase II clinical trials and management’s salaries and benefits which commenced with being a public company.

General and Administrative. Our general and administrative expenses were $2.4 million and $647,000 for the three months ended March 31, 2015 and 2014, respectively. This increase of $1.7 million was due to costs of $894,000 associated with the Alkermes acquisition, management’s salaries, benefits and stock-based compensation, and increased consulting and legal fees associated with being a public company.

Interest Expense. Interest expense on our Bridge Notes that were converted to common stock in March 2014 upon the closing of our IPO was $0 and $192,000 for the three months ended March 31, 2015 and March 31, 2014, respectively. Since the conversion price of our Bridge Notes allowed the note holders to convert at 75% of the initial offering price per share in the IPO, we recorded a non-cash interest charge of approximately $4.1 million upon the closing of the IPO.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, we had $16.6 million and $19.7 million, respectively, in cash and cash equivalents. We expect that cash and cash equivalents, together with interest income, will be sufficient to fund our current operations through the end of March 2016. Since inception through March 31, 2015, we have financed our product development, operations and capital expenditures primarily from private sales of $4.0 million of our Series A Stock, $9.6 million of our Bridge Notes and $30.3 million from our IPO.

We will need to raise additional funds in order to continue our clinical trials of our product candidates, to commercialize any product candidates or technologies and to enhance our sales and marketing efforts for additional products we may acquire. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development. If additional funds are required, we may raise such funds through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, licensing and/or marketing arrangements from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

On February 2, 2015, we entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital is committed to purchase, at our election, up to an aggregate of $10.0 million of shares of our common stock over the 24-month term of the Purchase Agreement. On the execution of the Purchase Agreement, we issued 96,463 shares of our common stock to Aspire Capital. The shares may be sold by us to Aspire Capital on any business day we select in two ways: (1) through a regular purchase of up to 50,000 shares at a known price based on the market price of our common stock prior to the time of each sale, and (2) through a purchase at a volume weighted average price, or VWAP, of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lessor of the closing sale price or 95% of the VWAP for such purchase date. To date, we have not sold any shares to Aspire Capital under the Purchase Agreement.

In connection with the acquisition of the assets from Alkermes, on March 7, 2015, the Company, through a wholly owned subsidiary, entered into a credit agreement with OrbiMed. Pursuant to the credit agreement, contemporaneously with the closing of the acquisition, OrbiMed provided us with a term loan in the original principal amount of $50.0 million, which amount was used to fund the Alkermes acquisition. The Company guaranteed all of the subsidiary’s obligations under the credit agreement. The unpaid principal amount under the credit agreement is due and payable on the five year anniversary of the loan provided thereunder by OrbiMed. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. We may make voluntary prepayments in whole or in part, subject to: (i) on or prior to the 36 month anniversary of the closing of the credit agreement, payment of a Buy-Out Premium Amount (as defined in the credit agreement); and (ii) after the 36 month anniversary of the closing of the credit agreement, payment of an Exit Fee Amount (as defined in the credit agreement). The interest rate under the credit agreement is a rate per annum equal to 14.0% plus the greater of: (i) the LIBO Rate (as defined in the credit agreement) and (ii) 1.0%. In addition, the credit agreement contains certain financial and other covenants, including a minimum liquidity requirement and minimum revenue targets, maximum leverage ratios and includes limitations on, among other things, additional indebtedness, paying dividends in certain circumstances, acquisitions and certain investments.

Sources and Uses of Cash

Cash used in operations was $3.0 million and $816,000 for the three months ended March 31, 2015 and 2014, respectively, which represents our operating losses less our stock-based compensation and non-cash interest expense and beneficial conversion charge taken on our Bridge Notes upon the conversion of such Bridge Notes, including accrued interest, into common stock.

Cash used in financing activities was $125,000 for the three months ended March 31, 2015 as a result of costs incurred relating to the OrbiMed term loan and Aspire Capital Purchase Agreement. Cash provided by financing activities was $30.7 million for the three months ended March 31, 2014 as a result of successfully raising net proceeds of $30.5 million from the IPO and the issuance of $175,000 of Bridge Notes to SCP Vitalife Partners II, L.P. and SCP Vitalife Partners (Israel) II, L.P.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	the timing and expenses of trials prior to a New Drug Application, or NDA, for Dex-IN and IV/IM meloxicam;

•	the timing and outcome of the FDA’s review of an NDA for Dex-IN and IV/IM meloxicam if our trials are successful;

•	the extent to which the FDA may require us to perform additional preclinical studies, clinical trials or pre-commercial manufacturing of Dex-IN and IV/IM meloxicam;

•	the costs of our commercialization activities if approved by the FDA;

•	the cost of purchasing manufacturing and other capital equipment for our potential products;

•	the scope, progress, results and costs of development for our other product candidates;

•	the cost, timing and outcome of regulatory review of our other product candidates;

•	the extent to which we acquire or invest in products, businesses and technologies;

•	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for product candidates; and

•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims.

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

Contractual Commitments

The following is a discussion of our contractual commitments as of the end of the first quarter of 2015. We are involved with in-licensing of product candidates that are generally associated with payments to the partner from whom we have licensed the product. Such payments frequently take the form of:

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

We will pay milestone payments to Orion of up to 20.5 million Euros ($22.0 million as of March 31, 2015) after regulatory approval of Dex dosage forms and upon achieving certain sales milestones. We will also pay Orion royalty payments on net sales of our products, which royalty payments will be paid at varying percentages. Through March 31, 2015, no milestones have been achieved.

We also have an active pharmaceutical ingredient, or API, agreement with Orion for the supply of Dex, which we believe provides fair and arm’s-length pricing for the purchase of the Dex API that is produced in compliance with current good manufacturing practices, and which addresses certain circumstances related to the provision of qualified manufacturing facilities or alternatives.

In July 2010, we entered into a License Agreement with Orion for Fado. Under the Fadolmidine License Agreement, we were granted an exclusive license under Orion Know-How and Orion Patent Rights to commercialize products in the territory, as defined in such agreement, and to use, research, develop, and have made products worldwide solely for purposes of commercialization.

We will pay milestone payments to Orion of up to 12.2 million Euros ($13.1 million as of March 31, 2015) based on regulatory filings and approval and on commercialized net sales levels. We will also pay Orion royalty payments on net sales of our products, which royalty payments will be paid at varying percentages. Through March 31, 2015, no milestones have been achieved.

Leases

We lease our facilities space under an operating lease on a month-to-month basis with MCG, a related party.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 3 to the financial statements for the year ended December 31, 2014 included in the Company’s Form 10-K. There have been no significant changes in the Company’s critical accounting policies since December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. At March 31, 2015, we had approximately $16.6 million invested in money market instruments and government agency bonds. We believe our policy of investing in highly rated securities, whose liquidities are, at March 31, 2015, all less than 90 days, minimizes such risks. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. We do not enter into investments for trading or speculative purposes.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2015. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are subject to additional risks in connection with the operation and integration of assets acquired from Alkermes plc, which may adversely affect our business, financial condition and results of operations.

In April 2015, we closed the acquisition of certain assets from Alkermes, consisting of certain intellectual property assets and a manufacturing facility. The acquisition resulted in the transformation of our business due to our becoming the operator of a manufacturing facility and by increasing our workforce with the addition of certain of Alkermes’ employees. In light of such changes, our business is subject to new risks and uncertainties. The new risks to which we are now exposed include, but are not limited to, the following:

•	Risks related to the manufacture of products;

•	Dependence on collaborative partners for the commercialization of products;

•	Potential for declining revenues and profitability related to our products due to a variety of factors including increased market competition;

•	Compliance with regulatory requirements in the manufacture of our products and with respect to controlled substances;

•	Reliance on third parties, including a limited number of suppliers and pharmaceutical wholesalers in connection with the manufacture and distribution of our products;

•	Challenges or invalidation of existing intellectual property on manufactured products;

•	Capital requirements for the manufacturing facility beyond our current expectations;

•	Litigation, including product liability litigation, may result in financial losses, harm our reputation and divert management resources;

•	Environmental, health and safety risks relating to the operation of a manufacturing facility; and

•	Ability to successfully integrate and manage people and systems from the acquisition.

It is possible that additional risks will be applicable to our company as a result of the assets acquired from Alkermes. We cannot anticipate all of these risks and cannot guarantee that we will be able to adequately address these risks. These risks and uncertainties, as well as others that may arise following the acquisition, could have a material adverse effect on our business, financial condition and results of operations.

Integrating the acquired assets may be more difficult, costly or time consuming than expected and the anticipated benefits of the acquisition may not be realized.

The success of our acquisition of assets from Alkermes, including anticipated benefits, will depend, in part, on our ability to successfully combine and integrate such assets with our business. It is possible that the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the acquisition. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. These integration challenges could have an adverse effect on us or the assets that we acquired from Alkermes during the integration period.

In connection with the acquisition, we incurred significant indebtedness, which could adversely affect our business, including by decreasing our business flexibility.

Prior to the acquisition, we had no outstanding indebtedness. Contemporaneously with the closing of the acquisition, we entered into a $50.0 million credit agreement with OrbiMed. Accordingly, we have substantially increased indebtedness following the acquisition in comparison to a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. The amount of cash required to pay interest and/or principal upon maturity on our indebtedness will increase the demands on our cash resources. The increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits from the acquisition, or if the financial performance of our company following the acquisition, does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

Our debt obligations include covenants that restrict our business, which may adversely affect us.

The credit agreement with OrbiMed contains certain financial and other covenants, including a minimum liquidity requirement and minimum revenue targets, maximum leverage ratios and includes limitations on, among other things, additional indebtedness, paying dividends in certain circumstances, acquisitions and certain investments. The credit agreement provides that the violation of any term, covenant or condition of the loan and other ancillary agreements will constitute an event of default. Accordingly, any failure to comply with the terms, covenants and conditions of the term loan may result in an event of default under such agreements, and could have a material adverse effect on our business, financial condition and results of operations.

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

As of March 31, 2015, we have used approximately $13.5 million of the net proceeds from the IPO for our initial Dex-IN Phase II clinical trial, manufacturing costs, short term preclinical studies, working capital and other general corporate purposes, a portion of which was paid to MCG, an affiliate of the Company. We believe that the net proceeds from the IPO and our existing cash and cash equivalents, together with interest thereon, will be sufficient to fund our operations through the end of March 2016, although there can be no assurance in that regard. No offering costs were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or any other affiliates.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine and Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description	Method of Filing

2.1†	Purchase and Sale Agreement, dated March 7, 2015, by and among Recro Pharma, Inc., Recro Pharma LLC, Daravita Limited, Alkermes Pharma Ireland Limited and Eagle Holdings USA, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 11, 2015.

4.1	Registration Rights Agreement, dated February 2, 2015, between Recro Pharma, Inc. and Aspire Capital Fund, LLC.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015.

4.2	Form of Alkermes Warrant.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 11, 2015.

4.3	Form of OrbiMed Warrant.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 11, 2015.

10.1	Common Stock Purchase Agreement, dated February 2, 2015, between Recro Pharma, Inc. and Aspire Capital Fund, LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015.

10.2†	Credit Agreement, dated as of March 7, 2015, by and between Recro Pharma LLC and OrbiMed Royalty Opportunities II, LP.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2015.

10.3	First Amendment to Credit Agreement, dated April 10, 2015, by and among Recro Pharma LLC and OrbiMed Royalty Opportunities II, LP	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2015.

10.4	Guarantee, dated as of March 7, 2015, by Recro Pharma, Inc. in favor of OrbiMed Royalty Opportunities II, LP.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2015.

10.5†	Asset Transfer and License Agreement, dated as of April 10, 2015, between Alkermes Pharma Ireland Limited and DV Technology LLC.	Filed herewith.

10.6†	Transition Services Agreement, dated as of April 10, 2015, by and among Alkermes Pharma Ireland Limited, Recro Pharma, Inc., DV Technology LLC, and Alkermes Gainesville LLC.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Filed herewith.

31.3	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECRO PHARMA, INC.

Date: May 12, 2015	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2015	By:	/s/ Charles Garner
Charles Garner
Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2015	By:	/s/ Donna Nichols
Donna Nichols
Vice President, Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

2.1†	Purchase and Sale Agreement, dated March 7, 2015, by and among Recro Pharma, Inc., Recro Pharma LLC, Daravita Limited, Alkermes Pharma Ireland Limited and Eagle Holdings USA, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 11, 2015.

4.1	Registration Rights Agreement, dated February 2, 2015, between Recro Pharma, Inc. and Aspire Capital Fund, LLC.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015.

4.2	Form of Alkermes Warrant.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 11, 2015.

4.3	Form of OrbiMed Warrant.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 11, 2015.

10.1	Common Stock Purchase Agreement, dated February 2, 2015, between Recro Pharma, Inc. and Aspire Capital Fund, LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2015.

10.2†	Credit Agreement, dated as of March 7, 2015, by and between Recro Pharma LLC and OrbiMed Royalty Opportunities II, LP.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2015.

10.3	First Amendment to Credit Agreement, dated April 10, 2015, by and among Recro Pharma LLC and OrbiMed Royalty Opportunities II, LP	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2015.

10.4	Guarantee, dated as of March 7, 2015, by Recro Pharma, Inc. in favor of OrbiMed Royalty Opportunities II, LP.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 11, 2015.

10.5†	Asset Transfer and License Agreement, dated as of April 10, 2015, between Alkermes Pharma Ireland Limited and DV Technology LLC.	Filed herewith.

10.6†	Transition Services Agreement, dated as of April 10, 2015, by and among Alkermes Pharma Ireland Limited, Recro Pharma, Inc., DV Technology LLC, and Alkermes Gainesville LLC.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Filed herewith.

31.3	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment on file with the Securities and Exchange Commission.