Form 10-Q
period 2016-03-31
Recro Pharma, Inc.
filed 2016-05-12
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2016, there were 9,468,255 shares of common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$14,917	$19,779
Accounts receivable	12,182	8,580
Other receivables	23	36
Inventory	7,638	8,982
Prepaid expenses	934	757
Deferred equity costs	512	542

Total current assets	36,206	38,676
Property, plant and equipment, net	36,995	37,922
Deferred income taxes	16,043	15,637
Intangible assets, net	39,370	40,016
Goodwill	6,446	6,446

Total assets	$135,060	$138,697

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,990	$1,553
Accrued expenses	5,606	3,418
Current portion of long-term debt	4,859	4,516

Total current liabilities	12,455	9,487
Long-term debt	22,563	25,244
Warrants	2,176	3,770
Contingent consideration	62,824	59,846

Total liabilities	100,018	98,347

Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 50,000,000 shares; issued and outstanding, 9,318,255 shares at March 31, 2016 and 9,224,315 shares at December 31, 2015	93	92
Additional paid-in capital	72,551	71,321
Accumulated deficit	(37,602)	(31,063)

Total shareholders’ equity	35,042	40,350

Total liabilities and shareholders’ equity	$135,060	$138,697

See accompanying notes to unaudited consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	Three Months ended March 31,
(amounts in thousands, except share and per share data)	2016	2015
Revenue:
Manufacturing, royalty and profit sharing revenue	$17,138	$—
Research and development revenue	604	—

Total revenues	17,742	—

Operating expenses:
Cost of sales (excluding amortization of intangible assets)	10,271	—
Research and development	7,808	1,754
General and administrative	2,658	2,386
Amortization of intangible assets	646	—
Change in warrant valuation	(1,594)	—
Change in contingent consideration valuation	2,978	—

Total operating expenses	22,767	4,140

Operating loss	(5,025)	(4,140)
Other income (expense):
Interest income	9	4
Interest expense	(1,512)	—

Net loss before income taxes	(6,528)	(4,136)
Income tax expense	(11)	—

Net loss applicable to common shareholders	$(6,539)	$(4,136)

Basic and diluted net loss per common share	$(0.71)	$(0.53)

Weighted average basic common shares outstanding	9,251,948	7,768,693

See accompanying notes to unaudited consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

Three Months Ended March 31, 2016

(unaudited)

(amounts in thousands, except share and per share data)	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance, December 31, 2015	9,224,315	$92	$71,321	$(31,063)	$40,350
Shares issued in Aspire equity facility, net of transaction costs	93,940	1	529	—	530
Stock-based compensation expense	—	—	701	—	701
Net loss	—	—	—	(6,539)	(6,539)

Balance, March 31, 2016	9,318,255	$93	$72,551	$(37,602)	$35,042

See accompanying notes to unaudited consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,539)	$(4,136)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	701	233
Depreciation expense	1,271	—
Noncash interest expense	296	—
Amortization	646	—
Change in warrant valuation	(1,594)	—
Change in contingent consideration valuation	2,978	—
Deferred income taxes	(406)	—
Changes in operating assets and liabilities:
Inventory	1,344	—
Prepaid expenses	(177)	394
Accounts receivable and other receivables	(3,589)	9
Accounts payable and accrued expenses	2,624	533

Net cash used in operating activities	(2,445)	(2,967)

Cash flows from investing activities:
Purchase of property and equipment	(344)	—

Net cash used in investing activities	(344)	—

Cash flows from financing activities:
Proceeds from private placement, net of offering costs	560	—
Payment on long-term debt	(2,633)	—
Payment of deferred financing costs	—	(125)

Net cash used in financing activities	(2,073)	(125)

Net decrease in cash and cash equivalents	(4,862)	(3,092)
Cash and cash equivalents, beginning of period	19,779	19,682

Cash and cash equivalents, end of period	$14,917	$16,590

Supplemental disclosure of cash flow information:
Common stock issued in connection with equity facility	—	$285
Cash paid for interest	$1,215	—

See accompanying notes to unaudited consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(1)	Background

Recro Pharma, Inc., or the Company, was incorporated in Pennsylvania on November 15, 2007. The Company is a revenue-generating, specialty pharmaceutical company focused on products for hospital and ambulatory care settings that is currently developing non-opioid products for treatment of serious acute pain. On April 10, 2015, the Company acquired from Alkermes plc, or Alkermes, worldwide rights to intravenous and intramuscular or injectable meloxicam, a proprietary, long-acting preferential COX-2 inhibitor for the treatment of moderate to severe acute pain, as well as a contract manufacturing facility, royalty and formulation business in Gainesville, Georgia, now operating through the Company’s subsidiary, Recro Gainesville, LLC or Gainesville. The acquisition is referred to herein as the Gainesville Transaction. Gainesville develops and manufactures innovative pharmaceutical products that deliver clinically meaningful benefits to patients, using its proprietary delivery technologies for pharmaceutical companies who commercialize or plan to commercialize these products.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses from operations since its incorporation and has an accumulated deficit of $37,602 as of March 31, 2016. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.

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

(3)	Summary of Significant Accounting Principles

(a)	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2016 and its results of operations and cash flows for the three months ended March 31, 2016 and 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated interim financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of March 31, 2016 and 2015 consisted of money market mutual funds and government and agency bonds.

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

Intangible assets include the Company’s royalties and contract manufacturing relationships intangible asset as well as an in-process research and development (IPR&D) asset. The royalties and contract manufacturing relationships intangible asset is considered a definite-lived intangible asset and is amortized on a straight-line basis over a useful life of six years.

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

(j)	Research and Development

Research and development costs for the Company’s proprietary products/product candidates are charged to expense as incurred. Research and development expenses consist primarily of funds paid to third parties for the provision of services for manufacturing of clinical supplies, drug development, clinical trials, statistical analysis and report writing, and regulatory compliance costs. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expense relating to these costs.

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

Nonemployee stock-based awards are revalued until an award vests and the Company recognizes compensation expense on a straight-line basis over the vesting period of each separated vesting tranche of the award, or the accelerated attribution method. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recognized as an adjustment in the period in which estimates are revised.

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

Unrecognized income tax benefits represent income tax positions taken on income tax returns that have not been recognized in the consolidated financial statements. The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company accrues interest and related penalties are classified as income tax expense in the Consolidated Statements of Operations. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

(m)	Net Loss Per Common Share

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2016 and December 31, 2015, as they would be anti-dilutive:

	March 31, 2016	March 31, 2015
Options and restricted stock units outstanding	2,224,123	1,033,300
Warrants	784,928	150,000

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(n)	Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued updated guidance on the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, employee tax withholding, calculation of shares for use in diluted earnings per share and the classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued updated guidance on the presentation requirements for deferred income tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company adopted this guidance during the year ended December 31, 2015.

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

In July 2015, the FASB issued updated guidance which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The amendments in this guidance do not apply to inventory that is measured using last-in, first-out, or LIFO, or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Within the scope of this new guidance, an entity should measure inventory at the lower of cost and net realizable value; where, net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The new guidance must be applied on a prospective basis. The Company is evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.

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

On April 10, 2015, the Company completed the Gainesville Transaction. The consideration paid in connection with the Gainesville Transaction consisted of $50,000 at closing, a $4,000 working capital adjustment and a seven-year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $19.46 per share. In addition, the Company may be required to pay up to an additional $120,000 in milestone payments upon the achievement of certain regulatory and net sales milestones and royalties on future product net sales related to injectable meloxicam. Under the acquisition method of accounting, the consideration paid and the fair value of the contingent consideration and royalties are allocated to the fair value of the assets acquired and liabilities assumed. The contingent consideration obligation is remeasured each reporting date with changes in fair value recognized as a period charge within the statement of operations (see note 6 for further information regarding fair value).

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

$111,080

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The contingent consideration consists of three separate components. The first component consists of two potential payments, which will be payable upon the submission of the new drug application, or NDA, for meloxicam, and the related regulatory approval, respectively. The second component consists of three potential payments, based on the achievement of specified annual revenue targets. The third component consists of a royalty payment for a defined term on future meloxicam net sales.

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

The following is the allocation of fair value to the assets acquired and the liabilities assumed in connection with the Gainesville Transaction, reconciled to the purchase price:

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

(5)	Unaudited Pro Forma Results of Operations

The unaudited pro forma combined results of operations for the three months ended March 31, 2015 (assuming the closing of the Gainesville Transaction had occurred on January 1, 2015) are as follows:

Three Months Ended
March 31, 2015
Revenue	$19,366
Net loss	(1,796)

The pro forma results have been prepared for reporting purposes only and are not necessarily indicative of the actual results of operations had the closing of the Transaction taken place on January 1, 2015. Furthermore, the pro forma results do not purport to project the future results of operations of the Company.

(6)	Fair Value of Financial Instruments

The Company follows the FASB accounting guidance on fair value measurements for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements to maximize the use of “observable inputs.” The three-level hierarchy of inputs to measure fair value are as follows:

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2015:
Assets:
Money market mutual funds	$5,081	—	—
Government and agency bonds	10,250	—	—

Cash equivalents	$15,331	—	—

Liabilities:
Warrants	—	—	$3,770
Contingent consideration	—	—	59,846

	—	—	$63,616

At March 31, 2016:
Assets:
Money market accounts	$4,901	—	—
Government and agency bonds	6,008	—	—

Cash equivalents	$10,909	—	—

Liabilities:
Warrants	—	—	$2,176
Contingent consideration	—	—	62,824

	—	—	$65,000

The reconciliation of the contingent consideration and warrants measured at fair value on a recurring basis significant using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2015	$3,770	$59,846
Additions	—	—
Remeasurement	(1,594)	2,978

Balance at March 31, 2016	$2,176	$62,824

(7)	Inventory

Inventory consists of the following:

March 31, 2016
Raw materials	$2,710
Work in process	3,533
Finished goods	1,395

$7,638

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

March 31, 2016
Land	$3,263
Building and improvements	16,367
Furniture, office and computer equipment	2,892
Vehicles	30
Manufacturing equipment	19,834

42,386
Less: accumulated depreciation and amortization	5,391

Property, plant and equipment, net	$36,995

Depreciation expense for the three months ended March 31, 2016 was $1,271.

(9)	Intangible Assets

The following represents the balance of the intangible assets at March 31, 2016:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships:	$15,500	$2,530	$12,970
In-process research and development	26,400	—	26,400

Total	$41,900	$2,530	$39,370

Amortization expense for the three months ended March 31, 2016 was $646. The amortization expense for the next five years will be $2,583 per year.

(10)	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015
Clinical trial and related costs	$2,843	$1,364
Professional and consulting fees	465	863
Payroll and related costs	1,713	697
Income tax payable	422	86
Other	163	408

	$5,606	$3,418

(11)	Long-Term Debt

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

The credit agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis. As of March 31, 2016, the Company was in compliance with the covenants.

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

Debt issuance costs related to the term loan of $4,579, including the initial warrant fair value of $2,861, are being amortized to interest expense over the five year term of the loan and netted with the loan principal amount. The unamortized balance of debt issuance costs is $3,615 as of March 31, 2016. As of March 31, 2016, the long-term debt balance is comprised of the following:

Principal balance outstanding	$31,037
Unamortized deferred issuance costs	(3,615)

27,422
Current portion	(4,859)

$22,563

The credit agreement contains a provision that allows OrbiMed, at its option, the right to require the Company to prepay the principal balance outstanding under the loan based on quarterly Excess Cash Flows of Gainesville, as defined in the credit agreement. The Company has estimated the amount of the Excess Cash Flow payments that could be payable within one year of March 31, 2016 upon request of OrbiMed and has classified that amount as a current debt in the accompanying consolidated balance sheet.

(12)	Commitments and Contingencies

(a)	License and Supply Agreements

In August 2008, the Company entered into a License Agreement with Orion Corporation, or Orion, for Non-Injectable Dexmedetomidine. Under the Dexmedetomidine License Agreement, the Company was granted an exclusive license under the Orion Know-How and Cygnus/Farmos Patent to commercialize products worldwide, except for Europe, Turkey, and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory, and to use, research, develop, and manufacture products worldwide solely for purposes of commercialization. The Company also entered into a supply agreement with Orion in which Orion will supply the Company with Dexmedetomidine at no cost during the product development period and upon U.S. Food and Drug Administration, or FDA, approval, Orion will supply commercial quantities of bulk active pharmaceutical ingredient Dexmedetomidine, for commercialization.

The Company will pay up to €20,500 ($23,300 as of March 31, 2016) in contingent milestones upon the achievement of certain regulatory and commercialization events. There are also royalty payments to be paid at varying percentages of net sales, which generally range from 10% to 20% depending on annual sales levels. No amounts were due or payable during 2016 or 2015.

In July 2010, the Company entered into a License Agreement with Orion for Fadolmidine. Under the Fadolmidine License Agreement, the Company was granted an exclusive license under the Orion Know-How and Orion Patent Rights to commercialize products in the Territory, and to use, research, develop, and manufacture products worldwide solely for purposes of commercialization.

The Company will pay up to an additional €12,200 ($13,900 as of March 31, 2016) in contingent milestones upon the achievement of certain regulatory and commercialization events. There are also royalty payments to be paid at varying percentages, which range from 10% to 15% of net sales. No amounts were due or payable during 2016 or 2015.

As of March 31, 2016, the Company had $4,329 of non-cancellable commitments at the Gainesville facility for capital expenditures and material and services.

(b)	Litigation

The Company is involved, from time to time, in various claims and legal proceedings arising in the ordinary course of its business. Except as disclosed below, the Company is not currently a party to any such claims or proceedings that, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition or results of operations.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

As part of the Gainesville Transaction, the Company acquired the rights to Zohydro ER®, which the Company licenses to its commercial partner, Pernix Therapeutics Holdings, Inc., or Pernix, in the United States, and which is subject to ongoing intellectual property litigation and proceedings.

Zohydro ER® is subject to five paragraph IV certifications, two of which were filed in 2014 by Actavis plc, or Actavis, and Alvogen Pine Brook, Inc., or Alvogen, regarding the filing of Abbreviated NDAs, or ANDAs, with the FDA for a generic version of Zohydro ER®, one of which was filed in April 2015, by Actavis regarding the filing of a supplemental ANDA, or sANDA, another two of which were filed in November 2015, by Actavis, and in December 2015, by Alvogen regarding one of our recently issued patents relating to a formulation of Zohydro ER®. These certification notices allege that three U.S. patents listed in the FDA’s Orange Book for Zohydro ER®, with an expiration date of November 2019 and September 2034, will not be infringed by Actavis’ or Alvogen’s proposed products, are invalid and/or are unenforceable. In 2014, Davrata Limited (a subsidiary of Alkermes and our predecessor in interest) filed suit against each of Actavis and Alvogen in the U.S. District Court for the District of Delaware based on the ANDAs, and in 2015, we filed suit against Actavis in the U.S. District Court of the District of Delaware based on the sANDA. In addition, in April 2015, the U.S. Patent and Trademark Office declared an interference between one of our patent applications relating to a dosage form of Zohydro ER® and two Purdue Pharma, LP, or Purdue, applications.

Under the Company’s license agreement with Pernix, we have the right to control the enforcement of patents and related proceedings involving Zohydro ER® and any prospective generic entrant, and Pernix has the obligation to reimburse the Company for all reasonable costs of paragraph IV certification actions. The Company intends to vigorously enforce the intellectual property rights relating to Zohydro ER®, but cannot predict the outcome of these matters or guarantee the outcome of any litigation or interference.

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

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of March 31, 2016, no preferred stock was issued or outstanding.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(c)	Warrants

As of March 31, 2016, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

Number of Shares	Exercise Price per Share	Expiration Date
140,000	$12.00	March 2018
350,000	$19.46	April 2022
294,928	$3.28	April 2022

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

(d)	Common Stock Purchase Agreement

On February 2, 2015, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital is committed to purchase, at the Company’s election, up to an aggregate of $10,000 of shares of the Company’s common stock over the 24 month term of the Purchase Agreement. On the execution of the Purchase Agreement, the Company issued 96,463 shares of common stock to Aspire Capital with a fair value of $285, as consideration for entering in the Purchase Agreement. In addition, the Company incurred $229 of costs in connection with the Aspire Capital Purchase Agreement, which, along with the fair value of the common stock has been recorded as deferred equity costs. During the first quarter of 2016, the Company has sold 93,940 shares of common stock under the Purchase Agreement for $560.

(14)	Stock-Based Compensation

The Company established the 2008 Stock Option Plan, or the 2008 Plan, which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, nonemployee directors, and consultants and advisors. As of March 31, 2016, no stock appreciation rights have been issued. Subsequent to adoption, the 2008 Plan was amended to increase the authorized number of shares available for grant to 444,000 shares of common stock. In October 2013, the Company established the 2013 Equity Incentive Plan, or the 2013 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. In June 2015, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan, or the A&R Plan, which amended and restated the 2013 Plan and increased the aggregate amount of shares available for issuance to 2,000,000. In December 2015, per the “evergreen” provision of the A&R Plan, the number of shares authorized for issuance under the plan was increased by 461,215 shares which represents 5% of outstanding shares of common stock of the Company on December 1, 2015. The total number of shares authorized for issuance under the A&R Plan as of March 31, 2016 is 2,461,215.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2016, 904,918 shares and 174 shares are available for future grants under the A&R Plan and 2008 Plan, respectively.

The weighted average grant-date fair value of the options awarded to employees during the three months ended March 31, 2016 and the year ended December 31, 2015 was $4.09 and $8.10, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	March 31, 2016	December 31, 2015
Range of expected option life	6-7 years	6-7 years
Expected volatility	74.82%	77.39%
Risk-free interest rate	1.78-1.91%	2.06-2.51%
Expected dividend yield	—	—

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The following table summarizes stock option activity during the three months ended March 31, 2016:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2015	2,042,194	$7.00
Granted	156,480	6.19
Exercised	—	—
Expired/forfeited/cancelled	(6,751)	11.17

Balance, March 31, 2016	2,191,923	$6.95	7.8 years

Vested	935,990	$5.65	5.8 years
Vested and expected to vest	2,154,368	$6.73	7.8 years

In December 2015, the Company granted 32,200 performance-based restricted stock units, or RSUs, which vest based on attaining clinical and operational goals during 2016. The RSUs are excluded from the table above.

Included in the table above are 224,000 options granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $701 and $233, respectively.

As of March 31, 2016, there was $8,195 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 3.2 years.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of March 31, 2016, the aggregate intrinsic value of the vested and unvested options was $1,092 and $728, respectively.

(15)	Related Party Transactions

In July 2008, the Company entered into an agreement with Malvern Consulting Group, Inc., or MCG, a pharmaceutical incubator and consulting firm, affiliated with the Company’s President and Chief Executive Officer. A new agreement was signed in October 2013 under which MCG continues to provide consulting services to the Company. MCG consulting fees for services are based on a flat fee and time worked at hourly rates for consultants. The Company recorded MCG consulting fees for research and development and general and administrative expenses of $101 and $109 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, $0 and $33 are recorded in accounts payable and accrued expenses, respectively, as amounts due to MCG. In addition to fees for services, employees of MCG, certain of whom are related to the Company’s President and Chief Executive Officer, received options to purchase 246,800 shares of common stock during 2009. The Company also paid $51 in rental fees to MCG for a month to month lease for facilities space for the three months ended March 31, 2016 and $28 for facilities space for the three months ended March 31, 2015. The increase in rental fees during the 2016 period was the result of an increase in the amount of space rented resulting from increases in headcount at the Company.

(16)	Subsequent Event

In April 2016, pursuant to the terms of the Company’s Purchase Agreement with Aspire Capital, Aspire Capital purchased an additional 150,000 shares of the Company’s common stock for $888 of proceeds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited financial statements contained in Part I, Item 1 of this quarterly report, and the audited financial statements and notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on March 24, 2016. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Recro” refer to Recro Pharma, Inc. and its consolidated subsidiaries.

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

These forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:

•	the results and timing of our clinical trials of intravenous and intramuscular, or injectable, meloxicam, Dex or our other product candidates, and any future clinical and preclinical studies;

•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling under any approval that we may obtain;

•	regulatory developments in the United States and foreign countries;

•	our plans to develop and commercialize our product candidates;

•	our ability to raise future financing for continued development;

•	the performance of our third-party suppliers and manufacturers;

•	our ability to obtain patent protection and defend our intellectual property rights;

•	our ability to successfully implement our strategy;

•	our ability to maintain our relationships and contracts with our commercial partners;

•	our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including Good Manufacturing Practice, or cGMP, compliance and U.S. Drug Enforcement Agency, or DEA, compliance;

•	our ability to successfully integrate our acquisition of certain assets acquired in the Gainesville Transaction (as defined below); and

•	our ability to meet required debt payments and operate under increased leverage and associated lending covenants.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 24, 2016 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

Overview

We are a revenue-generating, specialty pharmaceutical company focused on products for hospitals and ambulatory care settings, that is currently developing non-opioid products for treatment of serious acute pain. Our lead product candidate is a proprietary injectable form of meloxicam. Meloxicam is a long-acting preferential COX-2 inhibitor and the oral form of meloxicam has been marketed by Boehringer Ingelheim Pharmaceuticals, Inc. since the 1990s as Mobic®. Intravenous, or IV, meloxicam has successfully completed multiple Phase II clinical trials in the treatment of moderate to severe pain. We believe injectable meloxicam compares favorably to competitive therapies in onset of pain relief, duration of pain relief, extent of pain relief and time to peak analgesic effect. Based on feedback from the U.S. Food and Drug Administration, or FDA, we have initiated a Phase III program that includes two pivotal clinical trials, as well as other trials. We expect to enroll a total of approximately 1,100 patients in these trials. One pivotal clinical trial, which began dosing in January 2016, is designed to demonstrate pain relief over a 24-hour period in a soft tissue, post-operative pain model (abdominoplasty), and the other pivotal clinical trial, for which we announced first patient dosing in February 2016, is designed to demonstrate pain relief over a 48-hour period in a hard tissue, post-operative pain model (bunionectomy). We are also currently enrolling patients following a variety of surgical conditions in additional safety studies of IV meloxicam. The populations selected for inclusion in the safety studies are intended to replicate real world use of injectable meloxicam. Our pipeline also includes Dex-IN, a proprietary intranasal formulation of dexmedetomidine, or Dex, which successfully completed a Phase II clinical trial in post-operative pain in 2015. Based on feedback from the FDA regarding Dex-IN’s benefit-risk profile, we have determined not to pursue Dex-IN in post-operative pain due to time, cost and associated risk and we plan to pursue Dex-IN in peri-procedural pain. Dex is a selective alpha-2 adrenergic agonist that has demonstrated analgesic properties in multiple studies. If approved, Dex-IN would also be the first and only approved peri-procedural pain drug in its class of drugs. As our product candidates are not in the opioid class of drugs, we believe they will overcome many of the issues associated with commonly prescribed opioid therapeutics, including addiction, misuse/diversion, respiratory distress and constipation while maintaining analgesic, or pain relieving, effect.

We currently own and operate a 97,000 square foot, DEA-licensed facility that manufactures five commercial products and receives royalties associated with the sales of these products. We manufacture the following products for our commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, generic Verapamil and Zohydro ER® ; as well as development stage products.

We have a limited operating history. We have funded our operations to date primarily from proceeds received from private placements of convertible preferred stock, convertible notes and common stock and our initial public offering of common stock, or IPO. On March 12, 2014, we announced the closing of the IPO of 4,312,500 shares of common stock, including the full exercise of the underwriters’ over-allotment, at a public offering price of $8.00 per share. Total gross proceeds from the IPO were $34.5 million before deducting underwriting discounts and commissions and other offering expenses payable by us resulting in net proceeds of $30.4 million. On July 7, 2015, we closed a Private Placement with certain accredited investors in which we sold 1,379,311 shares of common stock at a price per share of $11.60, for net proceeds of approximately $14.8 million. The Company paid the placement agents a fee equal to 6.0% of the aggregate gross proceeds from the Private Placement, plus reimbursement of certain expenses. During the first quarter of 2016, we sold 93,940 shares of common stock under a common stock purchase agreement with Aspire Capital Fund, LLC for net proceeds of $0.6 million.

We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2016, we had an accumulated deficit of $37.6 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs, including our non-clinical and formulation development activities, manufacturing and clinical trials. We expect to incur increasing expenses over the next several years to develop injectable meloxicam and Dex, including a planned Phase III pivotal and safety trials for injectable meloxicam and Phase II dose-ranging trials for Dex. Based upon additional financial resources, we may develop and commercialize our proprietary formulations of injectable meloxicam and Dex.

We expect that annual operating results of operations will fluctuate for the foreseeable future due to several factors. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future.

On April 10, 2015, we completed our acquisition from Alkermes plc, or Alkermes, of certain assets, including the worldwide rights to injectable meloxicam and the contract manufacturing facility, royalty and formulation business in Gainesville, Georgia, now operating through our subsidiary, Recro Gainesville LLC, or Gainesville. We refer to the acquisition herein as the Gainesville Transaction. The Gainesville Transaction transformed our business through the addition of a revenue-generating business and the increase in our workforce as a result of the addition of the Gainesville employees.

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

Financial Overview

Revenues

During the three months ended March 31, 2016, we recognized revenues in four categories: manufacturing revenue, royalty, profit sharing and research and development revenue. We did not recognize revenues during the three months ended March 31, 2015.

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

Research and development revenue—Research and development revenue consists of funding that compensates us for formulation, pre-clinical and clinical testing performed by Gainesville under research and development arrangements with commercial partners. We generally bill our commercial partners under research and development arrangements using a full-time equivalent, or FTE, or hourly rate, plus direct external costs, if any.

Research and Development Expenses

Research and development expenses currently consist primarily of costs incurred in connection with the development of injectable meloxicam and Dex in different delivery forms. These expenses consist primarily of:

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

In addition, research and development expenses consist of costs incurred by Gainesville in connection with research and development services performed for our partners. We expense research and development costs as incurred. Advanced payments for goods and services that will be used in future research and development activities are initially recorded as prepaid expenses and expensed as the activity is performed or when the goods have been received.

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

The majority of our external research and development costs relate to clinical trials, analysis and testing of the product and patent costs. We currently use third parties, including Malvern Consulting Group, Inc., or MCG, a related party, for a portion of our administration, manufacturing and regulatory affairs. Costs related to facilities, depreciation, and support are not charged to specific programs.

The successful development of our product candidates is highly uncertain and subject to a number of risks including, but not limited to:

•	the duration of clinical trials, which varies substantially according to the type, complexity and novelty of the product candidate;

•	the imposition by the FDA and comparable agencies in foreign countries of substantial requirements on the introduction of therapeutic pharmaceutical products, which may require lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures;

•	the possibility that data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity or may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval;

•	the costs, timing and outcome of regulatory review of a product candidate;

•	the emergence of competing technologies and products and other adverse market developments which could impede our commercial efforts; and

•	the risks disclosed in the section titled “Risk Factors” of our most recent annual report on Form 10-K filed with the SEC.

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

We expect our research and development costs to primarily relate to injectable meloxicam for the foreseeable future as we advance this product candidates through clinical trials, manufacturing scale-up and other pre-approval activities. We also expect to have expenses as we initiate the Dex-IN Phase II clinical trials in peri-procedural pain and related work, as well as for our clinical trials and related work for our other product candidates. We may elect to seek out collaborative relationships in order to provide us with a diversified revenue stream and to help facilitate the development and commercialization of our product candidate pipeline.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, marketing and finance functions. General and administrative expenses also include professional fees for legal, including patent related expenses, consulting, auditing and tax services, and stock compensation expense.

Our general and administrative expenses in 2016 were higher than in 2015. We expect to continue to have greater expenses relating to our operations as a public company and our acquisition of Gainesville, including increased headcount and increased salary, consulting, legal and compliance, accounting, insurance and investor relations costs. We also expect that our patent costs will increase due to the acquisition of new patents through the Gainesville Transaction and, in addition, due to the higher annuity fees that will be due on patents that are issued. In addition, if additional formulation technology is developed for our product candidates, patent expenses could increase further.

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

Interest Expense

Interest expense for the three months ended March 31, 2016 was a result of interest expense incurred on our OrbiMed senior secured term loan and the amortization of the related financing costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
	(amounts in thousands)
Revenue:
Manufacturing, royalty and profit sharing revenue	$17,138	$—
Research and development revenue	604	—

Total revenues	17,742	—

Operating expenses:
Costs of sales (excluding amortization of intangible assets)	10,271	—
Research and development	7,808	1,754
General and administrative	2,658	2,386
Amortization of intangible assets	646	—
Change in warrant valuation	(1,594)	—
Change in contingent consideration valuation	2,978	—

Total operating expenses	22,767	4,140

Other income (expense):
Interest income (expense)	(1,503)	4

Net loss before income taxes	(6,528)	(4,136)
Income tax expense	(11)	—

Net loss applicable to common shareholders	$(6,539)	$(4,136)

Revenue and costs of sales. As a result of the Gainesville Transaction and our subsequent operation of the manufacturing business through Gainesville, revenue for the three months ended March 31, 2016 increased to $17.7 million and cost of sales increased to $10.3 million.

Research and Development. Our research and development expenses were $7.8 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $6.1 million and 346% from March 31, 2015, primarily due to an increase of $5.6 million in our IV meloxicam clinical expenses, partially offset by a decrease of $1.4 million in Dex clinical expenses, $0.7 million in increased salaries and benefits expense due to increased headcount and $1.0 million in research and development costs incurred at our Gainesville facility for our partners, which are primarily related to process development, regulatory affairs and research and development analytical work.

General and Administrative. Our general and administrative expenses were $2.7 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $0.3 million and 11% from March 31, 2015, due to management’s salaries, benefits and stock-based compensation and increased costs associated with being a public company and the acquisition of the Gainesville facility.

Amortization of Intangible Assets. Amortization expense was $0.6 million for the three months ended March 31, 2016 exclusively related to the amortization of our royalties and intangible asset over its six year estimated useful life.

Interest Expense. Interest expense was $1.5 million during the three months ended March 31, 2016 as a result of interest expense incurred on our OrbiMed senior secured term loan and amortization of the related financing costs. The interest rate under the credit agreement with OrbiMed is equal to LIBOR plus 14.0%, with a 1.0% LIBOR floor.

Income Tax Expense. Income tax expense was $0.01 million for the three months ended March 31, 2016 due to income related to our US operations. We believe that it is more likely than not that the deferred income tax asset associated with our foreign net operating losses will not be realized, and as such, no income tax benefit was recorded during the period for foreign taxes. As there was a full valuation allowance against our net deferred tax assets as of March 31, 2015, there was no income tax expense recorded for the three months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, we had $14.9 million and $19.8 million, respectively, in cash and cash equivalents.

On July 7, 2015, we closed a private placement of shares of our common stock in which we received net proceeds of $14.8 million. Since inception through March 31, 2016, we have financed our product development, operations and capital expenditures primarily from private sales of $4.0 million of our Series A Stock, $9.6 million of our Bridge Notes and $15.0 million of our common stock, as well as $30.3 million from our IPO. Revenues from the Gainesville manufacturing business are used to fund operations and capital expenditures at the Gainesville facility. During the three months ended March 31, 2016, our capital expenditures were $0.3 million. We expect our capital expenditures to remain at or below approximately $4.0 million during 2016, in compliance with the covenants contained in our credit agreement with OrbiMed.

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

On February 2, 2015, we entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital is committed to purchase, at our election, up to an aggregate of $10.0 million of shares of our common stock over the 24-month term of the Purchase Agreement. The shares may be sold by us to Aspire Capital on any business day we select in two ways: (1) through a regular purchase of up to 50,000 shares at a known price based on the market price of our common stock prior to the time of each sale, and (2) through a purchase at a volume weighted average price, or VWAP, of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lessor of the closing sale price or 95% of the VWAP for such purchase date. To date, we have sold 243,940 shares of common stock to Aspire Capital under the Purchase Agreement.

On March 7, 2015, in connection with the Gainesville Transaction, we, through a wholly owned subsidiary, entered into a credit agreement with OrbiMed. Pursuant to the credit agreement, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015, which amount was used to fund the Gainesville Transaction. The unpaid principal amount under the credit agreement is due and payable on the five year anniversary of the loan provided thereunder by OrbiMed. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. We may make voluntary prepayments in whole or in part, subject to: (i) on or prior to the 36 month anniversary of the closing of the credit agreement, payment of a Buy-Out Premium Amount (as defined in the credit agreement); and (ii) after the 36 month anniversary of the closing of the credit agreement, payment of an Exit Fee Amount (as defined in the credit agreement). In the event that there shall be Excess Cash Flow (as defined in the credit agreement) for any fiscal quarter, OrbiMed has the option to require us to prepay the unpaid principal amount of the Loan in an aggregate principal amount equal to the Excess Cash Flow, or any lesser amount requested by OrbiMed, provided that no payments under this option shall be subject to the premiums or exit fees due. The interest rate under the credit agreement is a rate per annum equal to 14.0% plus the greater of: (i) the LIBO Rate (as defined in the credit agreement) and (ii) 1.0%. In addition, the credit agreement contains certain financial and other covenants, including a minimum liquidity requirement and minimum revenue targets, maximum leverage ratios and includes limitations on, among other things, additional indebtedness, paying dividends in certain circumstances, acquisitions and certain investments. As of March 31, 2016, we have paid $19.0 million of the outstanding principal on our senior secured term loan from free cash flow in 2015.

Sources and Uses of Cash

Cash used in operations was $2.4 million and $3.0 million for the three months ended March 31, 2016 and 2015, respectively, which represents our operating losses less our stock-based compensation, depreciation, non-cash interest expense, changes in fair value of warrants and contingent consideration and amortization of intangibles.

Cash used in investing activities was $0.3 million for the three months ended March 31, 2016 as a result of purchase of property and equipment at the plant in Gainesville.

Cash used in financing activities was $2.1 million for the three months ended March 31, 2016 primarily as a result of the excess cash flow payment of $2.6 million made on the OrbiMed credit agreement offset by $0.6 million in proceeds from the sale of common shares through our agreement with Aspire. Cash provided by financing activities for the three months ended March 31, 2015 was as a result of $0.1 million in costs related to the OrbiMed credit agreement.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	the timing and expenses of trials prior to a New Drug Application, or NDA, for injectable meloxicam and Dex-IN;

•	the timing and outcome of the FDA’s review of an NDA for injectable meloxicam and Dex-IN if our trials are successful;

•	the extent to which the FDA may require us to perform additional preclinical studies, clinical trials or pre-commercial manufacturing of injectable meloxicam and Dex-IN;

•	the costs of our commercialization activities if approved by the FDA;

•	the cost of purchasing manufacturing and other capital equipment for our potential products;

•	the scope, progress, results and costs of development for our other product candidates;

•	the cost, timing and outcome of regulatory review of our other product candidates;

•	the extent to which we acquire or invest in products, businesses and technologies;

•	our ability to maintain our relationships and contracts with our commercial partners;

•	our ability to comply with stringent U.S. & foreign government regulation in the manufacture of pharmaceutical products, including cGMP and U.S. DEA requirements;

•	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for product candidates; and

•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims.

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

Contractual Commitments

The following is a discussion of our contractual commitments as of the end of the first quarter of 2016. We are involved with in-licensing of product candidates that are generally associated with payments to the partner from whom we have licensed the product. Such payments frequently take the form of:

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

Alkermes

Pursuant to the purchase and sale agreement governing the Gainesville Transaction, we agreed to pay to Alkermes up to $120.0 million in milestone payments upon the achievement of certain regulatory and net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam between 10% and 12%.

In July 2015, we also entered into a Development, Manufacturing and Supply Agreement, or Supply Agreement, with Alkermes (through a subsidiary of Alkermes), pursuant to which Alkermes will (i) provide clinical and, if elected by us, commercial bulk supplies of injectable meloxicam formulation and (ii) provide development services with respect to the Chemistry, Manufacturing and Controls section of a NDA for injectable meloxicam. Pursuant to the Supply Agreement, Alkermes will supply us with such quantities of bulk injectable meloxicam formulation as shall be reasonably required for the completion of clinical trials of injectable meloxicam, subject to a maximum of eight clinical batches in any twelve-month period unless otherwise agreed by the parties. We have elected to have Alkermes supply our initial commercial requirements of bulk injectable meloxicam formulation. During the term of the Supply Agreement, we will purchase our clinical and commercial supplies of bulk injectable meloxicam formulation exclusively from Alkermes for a period of time.

Orion

In August 2008, we entered into a License Agreement with Orion for non-injectable Dex. Under the Dexmedetomidine License Agreement, we were granted an exclusive license under Orion Know-How and Cygnus/Farmos Patent to commercialize products worldwide, except for Europe, Turkey, and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory and to use, research, develop and have made products worldwide solely for purposes of commercialization. We also entered into a Supply Agreement with Orion pursuant to which Orion will supply us with development quantities of Dex at no cost. Upon receipt of regulatory approval, Orion will supply commercial quantities of bulk active pharmaceutical ingredient Dex for commercialization.

In July 2010, we entered into a License Agreement with Orion for Fadolmidine, or Fado. Fado is a second selective alpha-2 agonist product candidate in our pipeline. Under the Fadolmidine License Agreement, we were granted an exclusive license under Orion Know-How and Orion Patent Rights to commercialize products in the Territory, and to use, research, develop, and make products worldwide solely for purposes of commercialization.

There are milestone payments and royalty rates associated with both the Dex and Fado programs. Through March 31, 2016, no milestones have been achieved.

Leases

We lease our Malvern facility space under an operating lease on a month-to-month basis with MCG, a related party. Our Gainesville facility leases local space for additional equipment and documentation storage.

Debt

Pursuant to our credit agreement with OrbiMed, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015. The unpaid principal amount under the credit agreement is due and payable in April 2020. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. In the event that there shall be Excess Cash Flow (as defined in the credit agreement) for any fiscal quarter, OrbiMed has the option to require us to prepay the unpaid principal amount of the loan in an aggregate principal amount equal to the Excess Cash Flow, or any lesser amount requested by OrbiMed based on the formula set forth in the credit agreement. As of March 31, 2016, we have paid $19.0 million of the outstanding principal on our senior secured term loan from free cash flow generated during 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of annual report on Form 10-K filed with the SEC on March 24, 2016. There have not been any significant changes to such critical accounting policies since December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. At March 31, 2016, we had approximately $10.9 million invested in money market instruments and government and agency bonds. We believe our policy of investing in highly rated securities, whose liquidities are, at March 31, 2016, all less than 90 days, minimizes such risks. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. We do not enter into investments for trading or speculative purposes. Our OrbiMed senior secured term loan interest expense is based on the current committed rate of LIBOR plus 14% with a 1.0% LIBOR floor. A fluctuation in LIBOR of 0.25% would result in a charge of $0.1 million of interest expense.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal accounting officer (performing the functions of a principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2016. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive officer and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Employment Agreement, dated February 16, 2016, between Recro Pharma, Inc. and Fred Graff.	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 24, 2016 (File No. 001-36329).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer (performing the functions of a principal financial officer).	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECRO PHARMA, INC.

Date: May 12, 2016	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2016	By:	/s/ Donna M. Nichols
Donna M. Nichols
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Employment Agreement, dated February 16, 2016, between Recro Pharma, Inc. and Fred Graff.	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 24, 2016 (File No. 001-36329).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer (performing the functions of a principal financial officer).	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.