Form 10-Q
period 2016-06-30
Recro Pharma, Inc.
filed 2016-08-11
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 9, 2016, there were 9,869,815 shares of common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$14,845	$19,779
Accounts receivable	11,480	8,580
Other receivables	23	36
Inventory	6,728	8,982
Prepaid expenses	1,855	757
Deferred equity costs	316	542

Total current assets	35,247	38,676
Property, plant and equipment, net	36,621	37,922
Deferred income taxes	16,644	15,637
Intangible assets, net	38,725	40,016
Goodwill	6,446	6,446

Total assets	$133,683	$138,697

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,752	$1,553
Accrued expenses	5,274	3,418
Current portion of long-term debt	5,351	4,516

Total current liabilities	12,377	9,487
Long-term debt	22,225	25,244
Warrants	3,416	3,770
Contingent consideration	64,358	59,846

Total liabilities	102,376	98,347

Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 50,000,000 shares; issued and outstanding, 9,868,255 shares at June 30, 2016 and 9,224,315 shares at December 31, 2015	99	92
Additional paid-in capital	76,695	71,321
Accumulated deficit	(45,487)	(31,063)

Total shareholders’ equity	31,307	40,350

Total liabilities and shareholders’ equity	$133,683	$138,697

See accompanying notes to unaudited consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(amounts in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Manufacturing, royalty and profit sharing revenue	$16,933	$16,704	$34,072	$16,704
Research and development revenue	346	1,956	949	1,956

Total revenue	17,279	18,660	35,021	18,660

Operating expenses:
Cost of sales (excluding amortization of intangible assets)	9,547	9,395	19,818	9,395
Research and development	8,320	2,821	16,129	4,575
General and administrative	2,763	2,597	5,421	4,986
Amortization of intangible assets	646	592	1,291	592
Change in warrant valuation	1,240	882	(354)	882
Change in contingent consideration valuation	1,534	2,000	4,512	2,000

Total operating expenses	24,050	18,287	46,817	22,430

Operating income (loss)	(6,771)	373	(11,796)	(3,770)
Other income (expense):
Interest income	8	4	17	8
Interest expense	(1,317)	(1,688)	(2,829)	(1,688)

Net loss before income taxes	(8,080)	(1,311)	(14,608)	(5,450)
Income tax benefit	195	—	184	—

Net loss applicable to common shareholders	$(7,885)	$(1,311)	$(14,424)	$(5,450)

Basic and diluted net loss per common share	$(0.83)	$(0.17)	$(1.53)	$(0.70)

Weighted average basic and diluted common shares outstanding	9,544,629	7,829,536	9,398,288	7,799,282

See accompanying notes to unaudited consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

Six Months Ended June 30, 2016

(unaudited)

(amounts in thousands, except share and per share data)	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance, December 31, 2015	9,224,315	$92	$71,321	$(31,063)	$40,350
Shares issued in Aspire equity facility, net of transaction costs	643,940	7	3,944	—	3,951
Stock-based compensation expense	—	—	1,430	—	1,430
Net loss	—	—	—	(14,424)	(14,424)

Balance, June 30, 2016	9,868,255	$99	$76,695	$(45,487)	$31,307

See accompanying notes to unaudited consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

(amounts in thousands, except share and per share data)	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,424)	$(5,450)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,430	737
Depreciation expense	2,511	1,269
Noncash interest expense	449	211
Amortization	1,291	592
Change in warrant valuation	(354)	882
Change in contingent consideration valuation	4,512	2,000
Deferred income taxes	(1,007)	—
Changes in operating assets and liabilities:
Inventory	2,254	345
Prepaid expenses	(1,098)	(496)
Accounts receivable and other receivables	(2,887)	(2,436)
Accounts payable and accrued expenses	1,928	4,046

Net cash (used in) provided by operating activities	(5,395)	1,700

Cash flows from investing activities:
Acquisition of Gainesville, net of cash acquired	—	(52,690)
Purchase of property and equipment	(1,081)	(1,197)

Net cash used in investing activities	(1,081)	(53,887)

Cash flows from financing activities:
Proceeds from private placement	4,175	—
Proceeds from long-term debt	—	50,000
Payment on long-term debt	(2,633)	—
Payment of deferred financing costs	—	(1,732)
Payment of deferred equity costs	—	(304)
Proceeds from option exercise	—	228

Net cash provided by financing activities	1,542	48,192

Net decrease in cash and cash equivalents	(4,934)	(3,995)
Cash and cash equivalents, beginning of period	19,779	19,682

Cash and cash equivalents, end of period	$14,845	$15,687

Supplemental disclosure of cash flow information:
Common stock issued in connection with equity facility	—	$285
Cash paid for interest	$2,373	—
Purchase of property, plant and equipment included in accrued expenses	$129	—
Amortization of deferred equity costs	$224	—

See accompanying notes to unaudited consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(1)	Background

Recro Pharma, Inc., or the Company, was incorporated in Pennsylvania on November 15, 2007. The Company is a revenue-generating, specialty pharmaceutical company focused on products for hospital and ambulatory care settings that is currently developing non-opioid products for treatment of serious acute pain. On April 10, 2015, the Company acquired from Alkermes plc, or Alkermes, worldwide rights to intravenous and intramuscular, or injectable meloxicam, a proprietary, long-acting preferential COX-2 inhibitor for the treatment of moderate to severe acute pain, as well as a contract manufacturing facility, royalty and formulation business in Gainesville, Georgia, now operating through the Company’s subsidiary, Recro Gainesville, LLC, or Gainesville. The acquisition is referred to herein as the Gainesville Transaction. Gainesville develops and manufactures innovative pharmaceutical products that deliver clinically meaningful benefits to patients, using its proprietary delivery technologies for pharmaceutical companies who commercialize or plan to commercialize these products.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses from operations since its incorporation and has an accumulated deficit of $45,487 as of June 30, 2016. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.

The Company’s future operations are highly dependent on a combination of factors, including (i) the timely and successful completion of additional financing; (ii) the Company’s ability to complete revenue-generating partnerships with pharmaceutical companies; (iii) the success of its research and development; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately (v) regulatory approval and market acceptance of the Company’s proposed future products.

(3)	Summary of Significant Accounting Principles

(a)	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of June 30, 2016 and its results of operations and cash flows for the three and six months ended June 30, 2016 and 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The consolidated interim financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements.

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

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of June 30, 2016 and 2015 consisted of money market mutual funds and government and agency bonds.

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

Intangible assets include the Company’s royalties and contract manufacturing relationships intangible asset as well as an in-process research and development, or IPR&D, asset. The royalties and contract manufacturing relationships intangible asset is considered a definite-lived intangible asset and is amortized on a straight-line basis over a useful life of six years.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of June 30, 2016 and June 30, 2015, as they would be anti-dilutive:

	June 30, 2016	June 30, 2015
Options and restricted stock units outstanding	2,229,343	1,501,500
Warrants	784,928	794,928

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(n)	Recent Accounting Pronouncements

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

In September 2015, the FASB issued updated guidance regarding the accounting for and disclosure of measurement-period adjustments that occur in periods after a business combination is consummated. This update requires that the acquirer recognize measurement-period adjustments in the reporting period in which they are determined. Prior period information should not be revised. This update also requires an entity to present separately on the face of the income statement or disclose in the notes the amount recorded in the current-period income statement that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The effective date for annual and interim periods begins after December 15, 2015. The adoption of this updated standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

On April 10, 2015, the Company completed the Gainesville Transaction. The consideration paid in connection with the Gainesville Transaction consisted of $50,000 at closing, a $4,010 working capital adjustment and a seven-year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $19.46 per share. In addition, the Company may be required to pay up to an additional $120,000 in milestone payments upon the achievement of certain regulatory and net sales milestones and royalties on future product net sales related to injectable meloxicam. Under the acquisition method of accounting, the consideration paid and the fair value of the contingent consideration and royalties are allocated to the fair value of the assets acquired and liabilities assumed. The contingent consideration obligation is remeasured each reporting date with changes in fair value recognized as a period charge within the statement of operations (see note 6 for further information regarding fair value).

The following is the purchase price for the Gainesville Transaction:

Estimated Fair Value
Purchase price agreement	$50,000
Fair value of warrants	2,470
Fair value of contingent consideration	54,600
Working capital adjustment	4,010

$111,080

The contingent consideration consists of three separate components. The first component consists of two potential payments, which will be payable upon the submission of the new drug application, or NDA, for meloxicam, and the related regulatory approval, respectively. The second component consists of three potential payments, based on the achievement of specified annual revenue targets. The third component consists of net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam between 10% and 12%. (subject to a 30% reduction when no longer covered by patent).

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

(5)	Unaudited Pro Forma Results of Operations

The unaudited pro forma combined results of operations for the three and six months ended June 30, 2015 (assuming the closing of the Gainesville Transaction had occurred on January 1, 2015) are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2015
Net revenue	$19,026	$38,392
Net loss	(2,400)	(4,807)

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At June 30, 2016:
Assets:
Money market accounts	$6,848	—	—
Government and agency bonds	4,005	—	—

Cash equivalents	$10,853	—	—

Liabilities:
Warrants	—	—	$3,416
Contingent consideration	—	—	64,358

	—	—	$67,774

The reconciliation of the contingent consideration and warrants measured at fair value on a recurring basis significant using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2015	$3,770	$59,846
Additions	—	—
Remeasurement	(354)	4,512

Balance at June 30, 2016	$3,416	$64,358

(7)	Inventory

Inventory consists of the following:

	June 30, 2016	December 31, 2015
Raw materials	$2,185	$2,933
Work in process	2,564	4,340
Finished goods	1,979	1,709

	$6,728	$8,982

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2016	December 31, 2015
Land	$3,263	$3,263
Building and improvements	16,419	16,367
Furniture, office and computer equipment	3,102	2,888
Vehicles	30	30
Manufacturing equipment	20,438	19,504

	43,252	42,052
Less: accumulated depreciation and amortization	6,631	4,130

Property, plant and equipment, net	$36,621	$37,922

Depreciation expense for the three and six months ended June 30, 2016 was $1,240 and $2,511, respectively and $1,269 for the three and six months ended June 30, 2015.

(9)	Intangible Assets

The following represents the balance of the intangible assets at June 30, 2016:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships:	$15,500	$3,175	$12,325
In-process research and development	26,400	—	26,400

Total	$41,900	$3,175	$38,725

The following represents the balance of the intangible assets at December 31, 2015:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships:	$15,500	$1,884	$13,616
In-process research and development	26,400	—	26,400

Total	$41,900	$1,884	$40,016

Amortization expense for the three and six months ended June 30, 2016 was $646 and $1,291, respectively and $592 for the three months ended June 30, 2015. The amortization expense for each of the next five years will be $2,583 per year.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(10)	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015
Clinical trial and related costs	$1,554	$1,364
Professional and consulting fees	377	863
Payroll and related costs	2,081	697
Income tax payable	743	86
Other	519	408

	$5,274	$3,418

(11)	Long-Term Debt

The Company financed the Gainesville Transaction with cash on hand and a $50,000 five-year senior secured term loan, pursuant to a credit agreement, entered into on April 10, 2015, with OrbiMed Royalty Opportunities II, LP, or OrbiMed. The unpaid principal amount under the credit agreement is due and payable on the five year anniversary of the loan provided thereunder by OrbiMed. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. The Company may make voluntary prepayments in whole or in part, subject to: (i) on or prior to the 36 month anniversary of the closing of the credit agreement, payment of a buy-out premium amount equal to (A) for full prepayments, $75,000 less all amounts previously prepaid (including other premiums for partial prepayments) or (B) for partial prepayments, 1.5 times the amount to be prepaid less all amounts previously prepaid (excluding other premiums for prepayment); and (ii) after the 36 month anniversary of the closing of the credit agreement, payment of an exit fee amount equal to 10% of the amount of any prepayments. In the event that there shall be Excess Cash Flow (as defined in the credit agreement) for any fiscal quarter, OrbiMed has the option to require the Company to prepay the unpaid principal amount of the Loan in an aggregate principal amount equal to the Excess Cash Flow, or any lesser amount requested by OrbiMed, provided that no payments under this option shall be subject to the premiums or exit fees due. The credit agreement carries interest at LIBOR plus 14.0% with a 1.0% floor. The Company’s obligations under the senior term loan are secured by substantially all of the Company’s assets.

The credit agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis. As of June 30, 2016, the Company was in compliance with the covenants.

The Company issued to OrbiMed a warrant to purchase 294,928 shares of common stock, with an exercise price of $3.28 per share. The warrant is exercisable through April 10, 2022. The initial fair value of the warrant of $2,861 was recorded as debt issuance costs.

Debt issuance costs related to the term loan of $4,579, including the initial warrant fair value of $2,861, are being amortized to interest expense over the five year term of the loan and netted with the loan principal amount. The unamortized balance of debt issuance costs is $3,462 as of June 30, 2016. As of June 30, 2016, the long-term debt balance is comprised of the following:

Principal balance outstanding	$31,038
Unamortized deferred issuance costs	(3,462)

27,576
Current portion	(5,351)

$22,225

The Company has estimated the amount of the Excess Cash Flow payments that could be payable within one year of June 30, 2016 upon request of OrbiMed and has classified that amount as a current debt in the accompanying consolidated balance sheet.

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

The Company will pay up to €20,500 ($22,616 as of June 30, 2016) in contingent milestones upon the achievement of certain regulatory and commercialization events. There are also royalty payments to be paid at varying percentages of net sales, which generally range from 10% to 20% depending on annual sales levels. No amounts were due or payable during 2016 or 2015.

In July 2010, the Company entered into a License Agreement with Orion for Fadolmidine. Under the Fadolmidine License Agreement, the Company was granted an exclusive license under the Orion Know-How and Orion Patent Rights to commercialize products in the Territory, and to use, research, develop, and manufacture products worldwide solely for purposes of commercialization.

The Company will pay up to an additional €12,200 ($13,459 as of June 30, 2016) in contingent milestones upon the achievement of certain regulatory and commercialization events. There are also royalty payments to be paid at varying percentages, which range from 10% to 15% of net sales. No amounts were due or payable during 2016 or 2015.

As of June 30, 2016, the Company had $3,964 of non-cancellable commitments at the Gainesville facility for capital expenditures and material and services.

(b)	Agreements with Alkermes

Pursuant to the purchase and sale agreement governing the Gainesville Transaction, the Company agreed to pay to Alkermes up to $120.0 million in milestone payments upon the achievement of certain regulatory and net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam between 10% and 12%. (subject to a 30% reduction when no longer covered by patent).

In July 2015, the Company also entered into a Development, Manufacturing and Supply Agreement, or Supply Agreement, with Alkermes (through a subsidiary of Alkermes), pursuant to which Alkermes will (i) provide clinical and, if elected by the Company, commercial bulk supplies of injectable meloxicam formulation and (ii) provide development services with respect to the Chemistry, Manufacturing and Controls section of a NDA for injectable meloxicam. Pursuant to the Supply Agreement, Alkermes will supply the Company with such quantities of bulk injectable meloxicam formulation as shall be reasonably required for the completion of clinical trials of injectable meloxicam, subject to a maximum of eight clinical batches in any twelve-month period unless otherwise agreed by the parties. The Company has elected to have Alkermes supply its initial commercial requirements of bulk injectable meloxicam formulation. During the term of the Supply Agreement, the Company will purchase its clinical and commercial supplies of bulk injectable meloxicam formulation exclusively from Alkermes, subject to certain exceptions, for a period of time.

(c)	Litigation

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

On March 12, 2014, the Company completed an initial public offering, or IPO in which the Company sold 4,312,500 shares of common stock at $8.00 per share resulting in gross proceeds of $34,500. In connection with the IPO, the Company paid $4,244 in underwriting discounts, commissions and offering costs resulting in net proceeds of $30,256. Also in connection with the IPO, all of the outstanding shares of the Company’s Series A Redeemable Convertible Preferred Stock, or Series A Stock, including accreted dividends, and Bridge Notes, including accrued interest, were converted into common stock.

On July 7, 2015, the Company closed a Private Placement with certain accredited investors in which the Company sold 1,379,311 shares of common stock at a price per share of $11.60, for net proceeds of $14,812. The Company paid the placement agents a fee equal to 6.0% of the aggregate gross proceeds from the Private Placement, plus reimbursement of certain expenses.

(b)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of June 30, 2016, no preferred stock was issued or outstanding.

(c)	Warrants

As of June 30, 2016, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

Number of Shares	Exercise Price per Share	Expiration Date
140,000	$12.00	March 2018
350,000	$19.46	April 2022
294,928	$3.28	April 2022

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

On February 2, 2015, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital is committed to purchase, at the Company’s election, up to an aggregate of $10,000 of shares of the Company’s common stock over the 24 month term of the Purchase Agreement. On the execution of the Purchase Agreement, the Company issued 96,463 shares of common stock to Aspire Capital with a fair value of $285, as consideration for entering in the Purchase Agreement. In addition, the Company incurred $229 of costs in connection with the Aspire Capital Purchase Agreement, which, along with the fair value of the common stock has been recorded as deferred equity costs. As of June 30, 2016, the Company has sold 643,940 shares of common stock under the Purchase Agreement for proceeds of $4,175.

(14)	Stock-Based Compensation

The Company established the 2008 Stock Option Plan, or the 2008 Plan, which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, nonemployee directors, and consultants and advisors. As of June 30, 2016, no stock appreciation rights have been issued. Subsequent to adoption, the 2008 Plan was amended to increase the authorized number of shares available for grant to 444,000 shares of common stock. In October 2013, the Company established the 2013 Equity Incentive Plan, or the 2013 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. In June 2015, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan, or the A&R Plan, which amended and restated the 2013 Plan and increased the aggregate amount of shares available for issuance to 2,000,000. In December 2015, per the “evergreen” provision of the A&R Plan, the number of shares authorized for issuance under the plan was increased by 461,215 shares which represents 5% of outstanding shares of common stock of the Company on December 1, 2015. The total number of shares authorized for issuance under the A&R Plan as of June 30, 2016 is 2,461,215.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of June 30, 2016, 899,698 shares and 174 shares are available for future grants under the A&R Plan and 2008 Plan, respectively.

The weighted average grant-date fair value of the options awarded to employees during the six months ended June 30, 2016 and 2015 was $4.18 and $9.22, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	June 30, 2016	June 30, 2015
Range of expected option life	6 years	6-7 years
Expected volatility	74.82%	80.30%
Risk-free interest rate	1.13-1.91%	2.19-2.51%
Expected dividend yield	—	—

The following table summarizes stock option activity during the six months ended June 30, 2016:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2015	2,042,194	$7.00
Granted	170,240	6.33
Exercised	—	—
Expired/forfeited/cancelled	(15,291)	10.97

Balance, June 30, 2016	2,197,143	$6.92	7.5 years

Vested	1,048,646	$5.86	5.9 years
Vested and expected to vest	2,159,089	$6.70	7.5 years

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

Stock-based compensation expense for the six months ended June 30, 2016 and 2015 was $1,430 and $737, respectively, and for the three months ended June 30, 2016 and 2015 was $757 and $504, respectively.

As of June 30, 2016, there was $7,461 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 3.0 years.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of June 30, 2016, the aggregate intrinsic value of the vested and unvested options was $2,487 and $1,345, respectively.

(15)	Related Party Transactions

In July 2008, the Company entered into an agreement with Malvern Consulting Group, Inc., or MCG, a pharmaceutical incubator and consulting firm, affiliated with the Company’s President and Chief Executive Officer. A new agreement was signed in October 2013 under which MCG continues to provide consulting services to the Company. MCG consulting fees for services are based on a flat fee and time worked at hourly rates for consultants. The Company recorded MCG consulting fees for research and development and general and administrative expenses of $89 and $129 for the three months ended June 30, 2016 and 2015, respectively, and $190 and $237 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, $29 and $0 are recorded in accounts payable and accrued expenses, respectively, as amounts due to MCG. In addition to fees for services, employees of MCG, certain of whom are related to the Company’s President and Chief Executive Officer, received options to purchase 246,800 shares of common stock during 2009. The Company also paid $103 in rental fees to MCG for a month to month lease for facilities space for the six months ended June 30, 2016 and $57 for facilities space for the six months ended June 30, 2015. The increase in rental fees during the 2016 period was the result of an increase in the amount of space rented resulting from increases in headcount at the Company.

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

These forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:

•	the results and timing of our clinical trials of intravenous and intramuscular, or injectable, meloxicam, Dex or our other product candidates, and any future clinical and preclinical studies;

•	unfavorable new clinical data and additional analyses of existing clinical data;

•	whether results of early clinical trials will be indicative of the results of future clinical trials and whether interim results from a clinical trial will be predictive of the final results of the clinical trial;

•	the ability to obtain and maintain regulatory approval of our product candidates, and the labeling under any approval that we may obtain;

•	regulatory developments in the United States and foreign countries;

•	our plans to develop and commercialize our product candidates;

•	our ability to raise future financing for continued development;

•	the performance of our third-party suppliers and manufacturers;

•	our ability to obtain patent protection and defend our intellectual property rights;

•	our ability to successfully implement our strategy;

•	our ability to maintain our relationships and contracts with our commercial partners;

•	our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including Good Manufacturing Practice, or cGMP, compliance and U.S. Drug Enforcement Agency, or DEA, compliance;

•	our ability to successfully integrate our acquisition of certain assets acquired in the Gainesville Transaction (as defined below); and

•	our ability to meet required debt payments and operate under increased leverage and associated lending covenants.

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

Overview

We are a revenue-generating, specialty pharmaceutical company focused on products for hospitals and ambulatory care settings, and currently developing non-opioid products for treatment of serious acute pain. Our lead product candidate is a proprietary injectable form of meloxicam. Meloxicam is a long-acting preferential COX-2 inhibitor and the oral form of meloxicam has been marketed by Boehringer Ingelheim Pharmaceuticals, Inc. since the 1990s as Mobic®. Intravenous, or IV, meloxicam has successfully completed five clinical trials in the treatment of moderate to severe pain, including a recently completed pivotal Phase III clinical trial. We believe injectable meloxicam compares favorably to competitive therapies in onset of pain relief, duration of pain relief, extent of pain relief and time to peak analgesic effect. Based on feedback from the U.S. Food and Drug Administration, or FDA, we initiated a Phase III program that includes two pivotal clinical trials, as well as other trials, which began dosing in the first quarter of 2016 and we expect to enroll a total of approximately 1,100 patients in these trials. In July 2016 we announced positive results from one pivotal clinical trial, evaluating pain relief over a 48-hour period in a hard tissue, post-operative pain model (bunionectomy) We are continuing to enroll patients in the other pivotal clinical trial designed to demonstrate pain relief over a 24-hour period in a soft tissue, post-operative pain model (abdominoplasty). We are also currently enrolling patients following a variety of surgical conditions in additional safety studies of IV meloxicam. The populations selected for inclusion in the safety studies are intended to replicate real world use of injectable meloxicam. Our pipeline also includes Dex-IN, a proprietary intranasal formulation of dexmedetomidine, or Dex, which successfully completed a Phase II clinical trial in post-operative pain in 2015. Based on feedback from the FDA regarding Dex-IN’s benefit-risk profile, we have determined not to pursue Dex-IN in post-operative pain due to time, cost and associated risk and we plan to pursue Dex-IN in peri-procedural pain. Dex is a selective alpha-2 adrenergic agonist that has demonstrated analgesic properties in multiple studies. If approved, Dex-IN would also be the first and only approved peri-procedural pain drug in its class of drugs. As our product candidates are not in the opioid class of drugs, we believe they will overcome many of the issues associated with commonly prescribed opioid therapeutics, including addiction, misuse/diversion, respiratory distress and constipation while maintaining analgesic, or pain relieving, effect. In addition, we also have other product candidates in our pipeline, including additional proprietary formulations of injectable meloxicam and Dex.

We currently own and operate a 97,000 square foot, DEA-licensed facility that manufactures five commercial products and receives royalties associated with the sales of these products. We manufacture the following products for our commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, generic Verapamil and Zohydro ER®, as well as development stage products.

We have a limited operating history. We have funded our operations to date primarily from proceeds received from private placements of convertible preferred stock, convertible notes and common stock and our initial public offering of common stock, or IPO. On March 12, 2014, we announced the closing of the IPO of 4,312,500 shares of common stock, including the full exercise of the underwriters’ over-allotment, at a public offering price of $8.00 per share. Total gross proceeds from the IPO were $34.5 million before deducting underwriting discounts and commissions and other offering expenses payable by us resulting in net proceeds of $30.4 million. On July 7, 2015, we closed a Private Placement with certain accredited investors in which we sold 1,379,311 shares of common stock at a price per share of $11.60, for net proceeds of approximately $14.8 million. The Company paid the placement agents a fee equal to 6.0% of the aggregate gross proceeds from the Private Placement, plus reimbursement of certain expenses. As of June 30, 2016, we sold 643,940 shares of common stock under a common stock purchase agreement with Aspire Capital Fund, LLC for net proceeds of $4.2 million.

We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2016, we had an accumulated deficit of $45.5 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs, including our non-clinical and formulation development activities, manufacturing and clinical trials. We expect to incur increasing expenses over the next several years to develop both injectable meloxicam and Dex. For injectable meloxicam, we plan to continue our ongoing Phase III pivotal and safety trials as well as pre-commercial activities. With respect to Dex, we plan to initiate Phase II dose-ranging trials at the appropriate time.... Based upon the availablility of additional financial resources, we may also develop and commercialize our other product candidates in our pipeline, including additional proprietary formulations of injectable meloxicam and Dex.

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

Financial Overview

Revenues

During the three and six months ended June 30, 2016 and 2015, we recognized revenues in four categories: manufacturing revenue, royalty, profit sharing and research and development revenue.

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

Our general and administrative expenses in 2016 were higher than in 2015. We expect to continue to have greater expenses relating to our operations as a public company, IV meloxicam precommercialization costs and our acquisition of Gainesville, including increased headcount and increased salary, consulting, legal and compliance, accounting, insurance and investor relations costs. We also expect that our patent costs will increase due to the acquisition of new patents through the Gainesville Transaction and, in addition, due to the higher annuity fees that will be due on patents that are issued. In addition, if additional formulation technology is developed for our product candidates, patent expenses could increase further.

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

Change in Fair Value of Contingent Consideration

In connection with the acquisition of injectable meloxicam in the Gainesville Transaction, we are required to pay milestone payments on the achievement of certain regulatory and net sales milestones and royalties on future net product sales of between 10% and 12%. The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Gainesville Transaction. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or income (see Note 4 to Notes to Unaudited Financial Statements).

Change in Fair Value of Warrants

We have classified as liabilities certain warrants outstanding which contain a contingent net cash settlement feature, or an anti-dilution provision. The fair value of these warrants are remeasured through settlement or expiration with changes in fair value recognized as a period charge within the statement of operations (see Note 13(c) to Notes to Unaudited Financial Statements).

Interest Expense

Interest expense for the three and six months ended June 30, 2016 and 2015 was a result of interest expense incurred on our OrbiMed senior secured term loan and the amortization of the related financing costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015
	(amounts in thousands)
Revenue:
Manufacturing, royalty and profit sharing revenue	$16,933	$16,704
Research and development revenue	346	1,956

Total revenues	17,279	18,660

Operating expenses:
Costs of sales (excluding amortization of intangible assets)	9,547	9,395
Research and development	8,320	2,821
General and administrative	2,763	2,597
Amortization of intangible assets	646	592
Change in warrant valuation	1,240	882
Change in contingent consideration valuation	1,534	2,000

Total operating expenses	24,050	18,287

Other income (expense):
Interest income (expense)	(1,309)	(1,684)

Net loss before income taxes	(8,080)	(1,311)
Income tax benefit	195	—

Net loss applicable to common shareholders	$(7,885)	$(1,311)

Revenue and costs of sales. Our revenue was $17.3 million and $18.7 million for the three months ended June 30, 2016 and 2015, respectively. The decrease of $1.4 million was the result of completion of research and development third party projects in 2015. Costs of sales increased by $0.1 million.

Research and Development. Our research and development expenses were $8.3 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $5.5 million and 196% from June 30, 2015, primarily due to an increase of $5.8 million in our IV meloxicam clinical expenses, partially offset by a decrease of $2.0 million in Dex clinical expenses, as well as an increase of $1.1 million in research and development costs incurred at our Gainesville facility for our partners, which are primarily related to process development, regulatory affairs and research and development analytical work and $0.7 million in increased salaries and benefits expense due to increased headcount.

General and Administrative. Our general and administrative expenses were $2.8 million and $2.6 million for the three months ended June 30, 2016 and 2015, respectively, an increase of $0.2 million and 8% from June 30, 2015, due to additional headcount.

Amortization of Intangible Assets. Amortization expense was $0.6 million for the three months ended June 30, 2016 and 2015 and is exclusively related to the amortization of our royalties and contract manufacturing relationships intangible asset over its six year estimated useful life.

Interest Expense. Interest expense was $1.3 million and $1.7 million during the three months ended June 30, 2016 and 2015, respectively, as a result of interest expense incurred on our OrbiMed senior secured term loan and amortization of the related financing costs. The interest rate under the credit agreement with OrbiMed is equal to LIBOR plus 14.0%, with a 1.0% LIBOR floor.

Income Tax Expense. Income tax benefit was $0.2 million for the three months ended June 30, 2016 due to income tax related to our US operations offset by estimated federal research and development credits. We believe that it is more likely than not that the deferred income tax assets associated with our foreign operations will not be realized, and as such, there is a full valuation allowance against our foreign deferred tax assets. As there was a full valuation allowance against our net deferred tax assets as of June 30, 2015, there was no income tax expense recorded for the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015
	(amounts in thousands)
Revenue:
Manufacturing, royalty and profit sharing revenue	$34,072	$16,704
Research and development revenue	949	1,956

Total revenues	35,021	18,660

Operating expenses:
Costs of sales (excluding amortization of intangible assets)	19,818	9,395
Research and development	16,129	4,575
General and administrative	5,421	4,986
Amortization of intangible assets	1,291	592
Change in warrant valuation	(354)	882
Change in contingent consideration valuation	4,512	2,000

Total operating expenses	46,817	22,430

Other income (expense):
Interest income (expense)	(2,812)	(1,680)

Net loss before income taxes	(14,608)	(5,450)
Income tax benefit	184	—

Net loss applicable to common shareholders	$(14,424)	$(5,450)

Revenue and costs of sales. Our revenues were $35.0 million and $18.7 million and cost of sales were $19.8 million and $9.4 million for the six months ended June 30, 2016 and 2015, respectively. The increase of $16.4 million in revenue and $10.4 million in cost of sales was primarily the result of the Gainesville Transaction closing early in the second quarter of 2015.

Research and Development. Our research and development expenses were $16.1 million and $4.6 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $11.5 million and 250% from June 30, 2015, primarily due to an increase of $11.4 million in our IV meloxicam clinical expenses, partially offset by a decrease of $2.5 million in Dex clinical expenses, as well as an increase of $1.2 million in research and development costs incurred at our Gainesville facility for our partners, which are primarily related to process development, regulatory affairs and research and development analytical work and $1.3 million in increased salaries and benefits expense due to increased headcount.

General and Administrative. Our general and administrative expenses were $5.4 million and $5.0 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $0.4 million and 8% from June 30, 2015, due to increased headcount.

Amortization of Intangible Assets. Amortization expense was $1.3 million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively, which was exclusively related to the amortization of our royalties and contract manufacturing relationships intangible asset over its six year estimated useful life.

Interest Expense. Interest expense was $2.8 million and $1.7 million during the six months ended June 30, 2016 and 2015, respectively as a result of interest expense incurred on our OrbiMed senior secured term loan and amortization of the related financing costs. The interest rate under the credit agreement with OrbiMed is equal to LIBOR plus 14.0%, with a 1.0% LIBOR floor.

Income Tax Expense. Income tax benefit was $0.2 million for the six months ended June 30, 2016 due to income tax related to our US operations offset by estimated federal research and development credits. We believe that it is more likely than not that the deferred income tax assets associated with our foreign operations will not be realized, and as such, there is a full valuation allowance against our foreign deferred tax assets. As there was a full valuation allowance against our net deferred tax assets as of June 30, 2015, there was no income tax expense recorded for the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, we had $14.8 million and $19.8 million, respectively, in cash and cash equivalents.

On July 7, 2015, we closed a private placement of shares of our common stock in which we received net proceeds of $14.8 million. Since inception through June 30, 2016, we have financed our product development, operations and capital expenditures primarily from private sales of $4.0 million of our Series A Stock, $9.6 million of our Bridge Notes, $15.0 million of our common stock, $30.3 million from our IPO and $4.2 million from the Aspire Capital common shares purchase agreement . Revenues from the Gainesville manufacturing business are used to fund operations and capital expenditures at the Gainesville facility. During the three months ended June 30, 2016, our capital expenditures were $1.1 million. We expect our capital expenditures to remain at or below approximately $4.0 million during 2016, in compliance with the covenants contained in our credit agreement with OrbiMed.

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

On February 2, 2015, we entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital is committed to purchase, at our election, up to an aggregate of $10.0 million of shares of our common stock over the 24-month term of the Purchase Agreement. The shares may be sold by us to Aspire Capital on any business day we select in two ways: (1) through a regular purchase of up to 50,000 shares at a known price based on the market price of our common stock prior to the time of each sale, and (2) through a purchase at a volume weighted average price, or VWAP, of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lessor of the closing sale price or 95% of the VWAP for such purchase date. To date, we have sold 643,940 shares of common stock to Aspire Capital under the Purchase Agreement and have raised $4.2 million.

On March 7, 2015, in connection with the Gainesville Transaction, we, through a wholly owned subsidiary, entered into a credit agreement with OrbiMed. Pursuant to the credit agreement, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015, which amount was used to fund the Gainesville Transaction. The unpaid principal amount under the credit agreement is due and payable on the five year anniversary of the loan provided thereunder by OrbiMed. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. We may make voluntary prepayments in whole or in part, subject to: (i) on or prior to the 36 month anniversary of the closing of the credit agreement, payment of a buy-out premium amount) equal to (A) for full prepayments, $75,000 less all amounts previously prepaid (including other premiums for partial prepayments) or (B) for partial prepayments, 1.5 times the amount to be prepaid less all amounts previously prepaid (excluding other premiums for prepayment); and (ii) after the 36 month anniversary of the closing of the credit agreement, payment of an exit fee amount equal to 10% of the amount of any prepayment. In the event that there shall be Excess Cash Flow (as defined in the credit agreement) for any fiscal quarter, OrbiMed has the option to require us to prepay the unpaid principal amount of the Loan in an aggregate principal amount equal to the Excess Cash Flow, or any lesser amount requested by OrbiMed, provided that no payments under this option shall be subject to the premiums or exit fees due. The interest rate under the credit agreement is a rate per annum equal to 14.0% plus the greater of: (i) the LIBO Rate (as defined in the credit agreement) and (ii) 1.0%. In addition, the credit agreement contains certain financial and other covenants, including a minimum liquidity requirement and minimum revenue targets, maximum leverage ratios and includes limitations on, among other things, additional indebtedness, paying dividends in certain circumstances, acquisitions and certain investments. As of June 30, 2016, we have paid $19.0 million of the outstanding principal on our senior secured term loan from free cash flow. In August 2016, we will make an additional payment of $3.7 million of excess cash flow generated during the second quarter.

Sources and Uses of Cash

Cash (used in) provided by operations was ($5.4) million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively, which represents our operating losses less our stock-based compensation, depreciation, non-cash interest expense, changes in fair value of warrants and contingent consideration and amortization of intangibles, as well as changes in operating assets and liabilities.

Cash used in investing activities was $1.1 million and $53.9 million for the six months ended June 30, 2016 and 2015, respectively as a result of purchase of property and equipment at the plant in Gainesville and the Gainesville Transaction.

Cash provided by financing activities was $1.5 million for the six months ended June 30, 2016 primarily as a result of $4.2 million in proceeds from the sale of shares of common stock through our agreement with Aspire Capital, offset by the excess cash flow payment of $2.6 million made on the OrbiMed credit agreement. Cash provided by financing activities of $48.2 million for the six months ended June 30, 2015 was primarily as a result of a $50.0 million OrbiMed senior secured term loan net of the payment of $1.7 million of issuance costs incurred in conjunction with the agreement.

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

Contractual Commitments

The following is a discussion of our contractual commitments as of the end of the second quarter of 2016. We are involved with in-licensing of product candidates that are generally associated with payments to the partner from whom we have licensed the product. Such payments frequently take the form of:

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

Alkermes

Pursuant to the purchase and sale agreement governing the Gainesville Transaction, we agreed to pay to Alkermes up to $120.0 million in milestone payments upon the achievement of certain regulatory and net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam between 10% and 12%. (subject to a 30% reduction when no longer covered by patent).

In July 2015, we also entered into a Development, Manufacturing and Supply Agreement, or Supply Agreement, with Alkermes (through a subsidiary of Alkermes), pursuant to which Alkermes will (i) provide clinical and, if elected by us, commercial bulk supplies of injectable meloxicam formulation and (ii) provide development services with respect to the Chemistry, Manufacturing and Controls section of a NDA for injectable meloxicam. Pursuant to the Supply Agreement, Alkermes will supply us with such quantities of bulk injectable meloxicam formulation as shall be reasonably required for the completion of clinical trials of injectable meloxicam, subject to a maximum of eight clinical batches in any twelve-month period unless otherwise agreed by the parties. We have elected to have Alkermes supply our initial commercial requirements of bulk injectable meloxicam formulation. During the term of the Supply Agreement, we will purchase our clinical and commercial supplies of bulk injectable meloxicam formulation exclusively from Alkermes, subject to certain exceptions, for a period of time.

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

There are milestone payments and royalty rates associated with both the Dex and Fado programs. Through June 30, 2016, no milestones have been achieved.

Leases

We lease our Malvern facility space under an operating lease on a month-to-month basis with MCG, a related party. Our Gainesville facility leases local space for additional equipment and documentation storage.

Debt

Pursuant to our credit agreement with OrbiMed, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015. The unpaid principal amount under the credit agreement is due and payable in April 2020. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. In the event that there shall be Excess Cash Flow (as defined in the credit agreement) for any fiscal quarter, OrbiMed has the option to require us to prepay the unpaid principal amount of the loan in an aggregate principal amount equal to the Excess Cash Flow, or any lesser amount requested by OrbiMed based on the formula set forth in the credit agreement. As of June 30, 2016, we have paid $19.0 million of the outstanding principal on our senior secured term loan from free cash flow.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. At June 30, 2016, we had approximately $10.9 million invested in money market instruments and government and agency bonds. We believe our policy of investing in highly rated securities, whose liquidities are, at June 30, 2016, all less than 90 days, minimizes such risks. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. We do not enter into investments for trading or speculative purposes. Our OrbiMed senior secured term loan interest expense is based on the current committed rate of LIBOR plus 14% with a 1.0% LIBOR floor. A fluctuation in LIBOR of 0.25% would result in a charge of $0.1 million of interest expense.

We have license agreements with Orion for Dex and Fado which require the payment of milestones upon the achievement of certain regulatory and commercialization events and royalties on product sales. These payments are required to be made in Euros. As of June 30, 2016, no milestones or royalties were due under these agreements, and we do not anticipate incurring milestone or royalty costs under these agreements until we advance our development of Dex or Fado. We do not believe foreign currency exchange rate risk is a material risk at this time; however, these agreements could, in the future, give rise to foreign currency transaction gains or losses. As a result, our results of operations and financial position could be exposed to changing currency exchange rates. In the future, we may periodically use forward contracts to hedge certain transactions or to neutralize exposures.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer, principal financial officer and principal accounting officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2016. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Zohydro ER® is subject to five paragraph IV certifications, two of which were filed in 2014 by Actavis plc, or Actavis, and Alvogen Pine Brook, Inc., or Alvogen, regarding the filing of Abbreviated NDAs, or ANDAs, with the FDA for a generic version of Zohydro ER®, one of which was filed in April 2015, by Actavis regarding the filing of a supplemental ANDA, or sANDA, another two of which were filed in November 2015, by Actavis, and in December 2015, by Alvogen regarding one of our recently issued patents relating to a formulation of Zohydro ER®. These certification notices allege that the three U.S. patents listed in the FDA’s Orange Book for Zohydro ER®, with an expiration date in November 2019 or September 2034, will not be infringed by Actavis’ or Alvogen’s proposed products, are invalid and/or are unenforceable. In 2014, Daravita Limited (a subsidiary of Alkermes and our predecessor in interest) filed suit against each of Actavis and Alvogen in the U.S. District Court for the District of Delaware based on the ANDAs, and in 2015, we filed suit against Actavis in the U.S. District Court for the District of Delaware based on the sANDA.1 In addition, in April 2015, the U.S. Patent and Trademark Office declared an interference between one of our patent applications relating to a dosage form of Zohydro ER® and two Purdue Pharma, LP, or Purdue, applications. On April 29, 2016, the USPTO found our claims and the Purdue claims involved in the interference to be invalid. Purdue appealed this decision to the U.S. Court of Appeals for the Federal Circuit on June 28, 2016.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

[1]	Note to Recro: Please update for trial date.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Filed herewith.

31.3	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECRO PHARMA, INC.

Date: August 11, 2016	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2016	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2016	By:	/s/ Donna M. Nichols
Donna M. Nichols
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer (performing the functions of a principal financial officer).	Filed herewith.

31.3	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.