Form 10-Q
period 2016-09-30
Recro Pharma, Inc.
filed 2016-11-10
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2016

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

As of November 10, 2016, there were 12,163,660 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$24,752	$19,779
Accounts receivable	12,400	8,580
Other receivables	60	36
Inventory	9,812	8,982
Prepaid expenses	1,668	757
Deferred equity costs	316	542
Total current assets	49,008	38,676
Property, plant and equipment, net	36,487	37,922
Deferred income taxes	15,989	15,637
Intangible assets, net	38,079	40,016
Goodwill	6,446	6,446
Total assets	$146,009	$138,697
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,917	$1,553
Accrued expenses	7,857	3,418
Current portion of long-term debt	1,498	4,516
Total current liabilities	11,272	9,487
Long-term debt	22,738	25,244
Warrants	3,817	3,770
Contingent consideration-long term	67,551	59,846
Total liabilities	105,378	98,347
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 50,000,000 shares; issued and outstanding, 11,863,660 shares at September 30, 2016 and 9,224,315 shares at December 31, 2015	119	92
Additional paid-in capital	91,378	71,321
Accumulated deficit	(50,866)	(31,063)
Total shareholders’ equity	40,631	40,350
Total liabilities and shareholders’ equity	$146,009	$138,697

See accompanying notes to unaudited consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2016	2015	2016	2015
Revenue:
Manufacturing, royalty and profit sharing revenue	$16,188	$16,120	$50,260	$32,824
Research and development revenue	763	419	1,713	2,375
Total revenue	16,951	16,539	51,973	35,199
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	5,745	10,039	25,563	19,228
Research and development	7,046	2,716	23,175	7,260
General and administrative	3,841	3,478	9,263	8,492
Amortization of intangible assets	646	646	1,937	1,238
Change in warrant valuation	402	(762)	47	119
Change in contingent consideration valuation	3,192	586	7,705	2,586
Total operating expenses	20,872	16,703	67,690	38,923
Operating loss	(3,921)	(164)	(15,717)	(3,724)
Other income (expense):
Interest income	10	2	27	10
Interest expense	(1,450)	(1,990)	(4,279)	(3,888)
Net loss before income taxes	(5,361)	(2,152)	(19,969)	(7,602)
Income tax benefit (expense)	(18)	—	166	—
Net loss	$(5,379)	$(2,152)	$(19,803)	$(7,602)
Basic and diluted net loss per common share	$(0.50)	$(0.24)	$(2.01)	$(0.92)
Weighted average basic and diluted common shares outstanding	10,780,911	9,118,664	9,862,526	8,243,909

See accompanying notes to unaudited consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

Nine Months Ended September 30, 2016

(unaudited)

	Common stock		Additional
(amounts in thousands, except share and per share data)	Shares	Amount	paid-in capital	Accumulated deficit	Total
Balance, December 31, 2015	9,224,315	$92	$71,321	$(31,063)	$40,350
Sale of common stock under Aspire equity facility, net of transaction costs	643,940	7	3,944	—	3,951
Sale of common stock in public offering, net of offering costs	1,986,666	20	13,347		13,367
Issuance of restricted stock units, net of shares withheld for income taxes	8,739	—	(33)		(33)
Stock-based compensation expense	—	—	2,799	—	2,799
Net loss	—	—	—	(19,803)	(19,803)
Balance, September 30, 2016	11,863,660	$119	$91,378	$(50,866)	$40,631

See accompanying notes to unaudited consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2016	2015
Cash flows from operating activities:
Net loss	$(19,803)	$(7,602)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,799	1,725
Depreciation expense	3,756	2,730
Noncash interest expense	800	439
Amortization	1,937	1,238
Change in warrant valuation	47	119
Change in contingent consideration valuation	7,705	2,586
Deferred income taxes	(352)	—
Changes in operating assets and liabilities:
Inventory	(830)	1,384
Prepaid expenses	(911)	(475)
Accounts receivable and other receivables	(3,844)	3,007
Accounts payable and accrued expenses	4,498	2,688
Net cash (used in) provided by operating activities	(4,198)	7,839
Cash flows from investing activities:
Acquisition of Gainesville, net of cash acquired	—	(52,690)
Purchase of property and equipment	(2,014)	(1,787)
Net cash used in investing activities	(2,014)	(54,477)
Cash flows from financing activities:
Proceeds from Aspire facility	4,175	—
Proceeds from sale of common stock, net of transaction costs	13,367	14,812
Proceeds from long-term debt	—	50,000
Payment on long-term debt	(6,324)	(7,838)
Payment of deferred financing costs	—	(1,718)
Payment of deferred equity costs	—	(253)
Payment of withholdings on shares withheld for income taxes	(33)	—
Proceeds from option exercise	—	228
Net cash provided by financing activities	11,185	55,231
Net increase in cash and cash equivalents	4,973	8,593
Cash and cash equivalents, beginning of period	19,779	19,682
Cash and cash equivalents, end of period	$24,752	$28,275
Supplemental disclosure of cash flow information:
Common stock issued in connection with equity facility	—	$285
Cash paid for interest	$3,479	$3,449
Purchase of property, plant and equipment included in accrued expenses	$307	$179
Amortization of deferred equity costs	$224	—

See accompanying notes to unaudited consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(1)	Background

Recro Pharma, Inc., or the Company, was incorporated in Pennsylvania on November 15, 2007. The Company is a revenue-generating, specialty pharmaceutical company focused on products for hospital and ambulatory care settings, currently developing non-opioid products for treatment of serious acute pain. On April 10, 2015, the Company acquired from Alkermes plc, or Alkermes, worldwide rights to intravenous and intramuscular, or injectable meloxicam, a proprietary, long-acting preferential COX-2 inhibitor for the treatment of moderate to severe acute pain, as well as a contract manufacturing, royalty and formulation business in Gainesville, Georgia, now operating through the Company’s subsidiary, Recro Gainesville, LLC, or Gainesville. The acquisition is referred to herein as the Gainesville Transaction. Gainesville develops and manufactures innovative pharmaceutical products that deliver clinically meaningful benefits to patients, using its proprietary delivery technologies for pharmaceutical companies who commercialize or plan to commercialize these products.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses from operations since its incorporation and has an accumulated deficit of $50,866 as of September 30, 2016. Though its Gainesville business has been profitable, the Company anticipates incurring additional losses on a consolidated basis until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates.

The Company’s future operations are highly dependent on a combination of factors, including (i) the continued profitability of the Gainesville business, (ii) the timely and successful completion of additional financing and/or alternative sources of capital, debt and partnering transactions; (iii) the success of its research and development, including the results and timing of its clinical trials; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately (v) regulatory approval and market acceptance of the Company’s proposed future products.

(3)	Summary of Significant Accounting Principles
(a)	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of September 30, 2016 and its results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the three and nine months ended September 30, 2016 and 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. The consolidated interim financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements.

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

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of September 30, 2016 and December 31, 2015 consisted of money market mutual funds and government and agency bonds.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(d)	Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of those instruments. Management believes the carrying value of debt approximates fair value as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions.

(e)	Inventory

Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method. Included in inventory are raw materials used in production of commercial products.

(f)	Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows: four to ten years for furniture, office and computer equipment; six to ten years for manufacturing equipment; two to five years for vehicles; 35 to 40 years for buildings; and the shorter of the lease term or useful life for leasehold improvements. Repairs and maintenance costs are expensed as incurred.

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

Manufacturing and other related services revenue is recognized when persuasive evidence of an arrangement exists, shipment has occurred and the title to the product and associated risk of loss has passed to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

In addition to manufacturing and other related services revenue, the customer agreements have royalties and/or profit sharing payments, computed on the net product sales of the partner. Royalty and profit sharing revenues are generally recognized under the terms of the license and supply agreement in the period the products are sold and expenses are incurred by our commercial partner and collectability is reasonably assured.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2016 and 2015, as they would be anti-dilutive:

	September 30, 2016	September 30, 2015
Options and restricted stock units outstanding	2,363,794	1,570,982
Warrants	784,928	784,928

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(n)	Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board, or FASB, issued updated guidance in the classification of certain cash receipts and payments in the statement of cash flows where diversity in practice exists.  This new guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued updated guidance on the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, employee tax withholding, calculation of shares for use in diluted earnings per share and the classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted the guidance effective July 1, 2016. The guidance did not have a material impact to the consolidated financial statements upon adoption.

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

In August 2014, the FASB issued updated guidance regarding the going concern assumption.  The amendments in this update will explicitly require a company’s management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This new guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of this standard, but the Company believes the adoption of this guidance will not have a material impact on its consolidated financial statements and related disclosures.

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

On April 10, 2015, the Company completed the Gainesville Transaction. The consideration paid in connection with the Gainesville Transaction consisted of $50,000 at closing, a $4,010 working capital adjustment and a seven-year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $19.46 per share. In addition, the Company may be required to pay up to an additional $120,000 in milestone payments (including $10,000 payable upon the new drug application “NDA” filing and $30,000 upon regulatory approval, and other revenue target milestones), and royalties on future product net sales related to injectable meloxicam. Under the acquisition method of accounting, the consideration paid and the fair value of the contingent consideration and royalties are allocated to the fair value of the assets acquired and liabilities assumed. The contingent consideration obligation is remeasured each reporting date with changes in fair value recognized as a period charge within the statement of operations (see note 6 for further information regarding fair value).

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The following is the purchase price for the Gainesville Transaction:

Estimated Fair Value
Purchase price agreement	$50,000
Fair value of warrants	2,470
Fair value of contingent consideration	54,600
Working capital adjustment	4,010
$111,080

The contingent consideration consists of three separate components. The first component consists of two potential payments, which will be payable upon the submission of the new drug application, or NDA, for meloxicam, and the related regulatory approval, respectively. The second component consists of three potential payments, based on the achievement of specified annual revenue targets. The third component consists of net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent).

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The fair value of the property, plant and equipment and their weighted-average useful lives are as follows:

	Estimated Fair Value	Estimated Useful Life
Buildings and improvements	$16,371	35 years
Land	3,263	N/A
Furniture, office & computer equipment	2,510	4-5 years
Vehicles	30	2 years
Manufacturing equipment	17,250	6-7 years
	$39,424

The estimated fair value of property, plant and equipment was determined using the cost and sales approaches.

The fair value of the identifiable intangible assets and their weighted-average useful lives are as follows:

	Estimated Fair Value	Weighted Average Estimated Useful Life
Royalties and contract manufacturing relationships	$15,500	6
In-process research and development	26,400	N/A
Total intangible assets	$41,900

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

(5)	Unaudited Pro Forma Results of Operations

The unaudited pro forma combined results of operations for the nine months ended September 30, 2016 (assuming the closing of the Gainesville Transaction had occurred on January 1, 2015) are as follows:

Nine Months Ended

Net revenue	$54,931
Net loss	(6,978)

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2015:
Assets:
Money market mutual funds	$5,081	—	—
Government and agency bonds	10,250	—	—
Cash equivalents	$15,331	—	—
Liabilities:
Warrants	—	—	$3,770
Contingent consideration	—	—	59,846
	—	—	$63,616
At September 30, 2016:
Assets:
Money market accounts	$8,585	—	—
Government and agency bonds	9,270	—	—
Cash equivalents	$17,855	—	—
Liabilities:
Warrants	—	—	$3,817
Contingent consideration	—	—	67,551
	—	—	$71,368

The reconciliation of the contingent consideration and warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2015	$3,770	$59,846
Additions	—	—
Remeasurement	47	7,705
Balance at September 30, 2016	$3,817	$67,551

(7)	Inventory

Inventory consists of the following:

	September 30, 2016	December 31, 2015
Raw materials	$2,098	$2,933
Work in process	3,149	4,340
Finished goods	4,565	1,709
	$9,812	$8,982

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(8)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2016	December 31, 2015
Land	$3,263	$3,263
Building and improvements	16,689	16,367
Furniture, office and computer equipment	3,341	2,888
Vehicles	30	30
Manufacturing equipment	21,050	19,504
	44,373	42,052
Less: accumulated depreciation and amortization	7,886	4,130
Property, plant and equipment, net	$36,487	$37,922

Depreciation expense for the three and nine months ended September 30, 2016 was $1,245 and $3,756, respectively, and $1,445 and $2,730 for the three and nine months ended September 30, 2015, respectively.

(9)	Intangible Assets

The following represents the balance of the intangible assets at September 30, 2016:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships	$15,500	$3,821	$11,679
In-process research and development	26,400	—	26,400
Total	$41,900	$3,821	$38,079

The following represents the balance of the intangible assets at December 31, 2015:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships	$15,500	$1,884	$13,616
In-process research and development	26,400	—	26,400
Total	$41,900	$1,884	$40,016

Amortization expense for the three and nine months ended September 30, 2016 was $646 and $1,937, respectively, and $646 and $1,238 for the three and nine months ended September 30, 2015, respectively. The amortization expense for each of the next five years will be $2,583 per year.

(10)	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015
Clinical trial and related costs	$2,265	$1,364
Professional and consulting fees	429	863
Payroll and related costs	3,555	697
Income tax payable	106	86
Deferred revenue	747
Other	755	408
	$7,857	$3,418

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(11)	Long-Term Debt

The Company financed the Gainesville Transaction with cash on hand and a $50,000 five-year senior secured term loan, pursuant to a credit agreement, entered into on April 10, 2015, with OrbiMed Royalty Opportunities II, LP, or OrbiMed. The unpaid principal amount under the credit agreement is due and payable on the five year anniversary of the loan provided thereunder by OrbiMed. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. The Company may make voluntary prepayments in whole or in part, subject to: (i) on or prior to the 36 month anniversary of the closing of the credit agreement, payment of a buy-out premium amount equal to (A) for full prepayments of the unpaid principal amount, $75,000 less all previously prepaid principal amounts and all previously paid interest or (B) for partial prepayments of the unpaid principal amount, 0.5 times the partial prepayment amount less interest payments previously paid in respect to the partial prepayment amount and (ii) after the 36 month anniversary of the closing of the credit agreement, payment of an exit fee amount equal to 10% of the amount of any prepayments. As defined by the agreement, based upon the Gainesville business financial results, OrbiMed has the option to require the Company to prepay a portion of the loan balance based upon an Excess Cash Flow. No payments under this option shall be subject to the buy-out premium. As of September 30, 2016, the Company has paid $22,653 of principal payments on the senior secured loan from the Excess Cash Flow calculation.

The credit agreement carries interest at three-month LIBOR plus 14.0% with a 1.0% floor. The Company’s obligations under the senior term loan are secured by substantially all of the Company’s assets.

The credit agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis. As of September 30, 2016, the Company was in compliance with the covenants.

The Company issued to OrbiMed a warrant to purchase 294,928 shares of common stock, with an exercise price of $3.28 per share. The warrant is exercisable through April 10, 2022. The initial fair value of the warrant of $2,861 was recorded as debt issuance costs.

Debt issuance costs related to the term loan of $4,579, including the initial warrant fair value of $2,861, are being amortized to interest expense over the five year term of the loan and netted with the loan principal amount. The unamortized balance of debt issuance costs is $3,111 as of September 30, 2016. As of September 30, 2016, the long-term debt balance is comprised of the following:

Principal balance outstanding	$27,347
Unamortized deferred issuance costs	(3,111)
24,236
Current portion	(1,498)
$22,738

The Company has estimated the amount of the Excess Cash Flow payments that could be payable within one year of September 30, 2016 upon request of OrbiMed and has classified that amount as a current debt in the accompanying consolidated balance sheet.

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company will pay up to €20,500 ($23,038 as of September 30, 2016) in contingent milestones upon the achievement of certain regulatory and commercialization events. There are also royalty payments to be paid at varying percentages of net sales, which generally range from 10% to 20% depending on annual sales levels. No amounts were due or payable during 2016 or 2015.

In July 2010, the Company entered into a License Agreement with Orion for Fadolmidine. Under the Fadolmidine License Agreement, the Company was granted an exclusive license under the Orion Know-How and Orion Patent Rights (each as defined in the License Agreement) to commercialize products in the Territory, and to use, research, develop, and manufacture products worldwide solely for purposes of commercialization.

The Company will pay up to an additional €12,200 ($13,710 as of September 30, 2016) in contingent milestones upon the achievement of certain regulatory and commercialization events. There are also royalty payments to be paid at varying percentages, which range from 10% to 15% of net sales. No amounts were due or payable during 2016 or 2015.

As of September 30, 2016, the Company had $3,663 of non-cancellable commitments at the Gainesville facility for capital expenditures and material and services.

(b)	Agreements with Alkermes

Pursuant to the purchase and sale agreement governing the Gainesville Transaction, the Company agreed to pay to Alkermes up to $120.0 million in milestone payments upon the achievement of certain regulatory and net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent).

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

Zohydro ER® is subject to six paragraph IV certifications, two of which were filed in 2014 by Actavis plc, or Actavis, and Alvogen Pine Brook, Inc., or Alvogen, regarding the filing of Abbreviated NDAs, or ANDAs, with the FDA for a generic version of Zohydro ER®, one of which was filed in April 2015, by Actavis regarding the filing of a supplemental ANDA, or sANDA, and another three of which were filed in November 2015 and October 2016, by Actavis, and in December 2015, by Alvogen regarding one of our recently issued patents relating to a formulation of Zohydro ER®. These certification notices allege that three U.S. patents listed in the FDA’s Orange Book for Zohydro ER®, with an expiration date of November 2019 and September 2034, will not be infringed by Actavis’ or Alvogen’s proposed products, are invalid and/or are unenforceable. In 2014, Davrata Limited (a subsidiary of Alkermes and the Company’s predecessor in interest) filed suit against each of Actavis and Alvogen in the U.S. District Court for the District of Delaware based on the ANDAs, and in 2015, the Company filed suit against Actavis in the U.S. District Court of the District of Delaware based on the sANDA.  On September 29, 2016, the Company entered into a settlement agreement with Alvogen pursuant to which the case against Alvogen was dismissed.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Under the Company’s license agreement with Pernix, we have the right to control the enforcement of the Company’s patents and related proceedings involving Zohydro ER® and any prospective generic entrant, and Pernix has the obligation to reimburse the Company for all reasonable costs of paragraph IV certification actions. The Company intends to vigorously enforce the intellectual property rights relating to Zohydro ER®, but cannot predict the outcome of these matters or guarantee the outcome of any litigation or interference.

(13)	Capital Structure
(a)	Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.01 per share.

On March 12, 2014, the Company completed an initial public offering, or IPO, in which the Company sold 4,312,500 shares of common stock at $8.00 per share resulting in gross proceeds of $34,500. In connection with the IPO, the Company paid $4,244 in underwriting discounts, commissions and offering costs resulting in net proceeds of $30,256. Also in connection with the IPO, all of the outstanding shares of the Company’s Series A Redeemable Convertible Preferred Stock, or Series A Stock, including accreted dividends, and Bridge Notes, including accrued interest, were converted into common stock.

On July 7, 2015, the Company closed a Private Placement with certain accredited investors in which the Company sold 1,379,311 shares of common stock at a price per share of $11.60, for net proceeds of $14,812 after deducting the placement agents fee.

On August 19, 2016, the Company closed an underwritten public offering in which the company sold 1,986,666 shares of common stock at a price per share of $7.50 for net proceeds of $13,367 after deducting underwriting commissions and offering expenses.

(b)	Common Stock Purchase Agreement

On February 2, 2015, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital is committed to purchase, at the Company’s election, up to an aggregate of $10,000 of shares of the Company’s common stock over the 24 month term of the Purchase Agreement. On the execution of the Purchase Agreement, the Company issued 96,463 shares of common stock to Aspire Capital with a fair value of $285, as consideration for entering in the Purchase Agreement. In addition, the Company incurred $229 of costs in connection with the Aspire Capital Purchase Agreement, which, along with the fair value of the common stock has been recorded as deferred equity costs. As of September 30, 2016, the Company has sold 643,940 shares of common stock under the Purchase Agreement for proceeds of $4,175.

(c)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of September 30, 2016, no preferred stock was issued or outstanding.

(d)	Warrants

As of September 30, 2016, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

Number of Shares	Exercise Price per Share	Expiration Date
140,000	$12.00	March 2018
350,000	$19.46	April 2022
294,928	$3.28	April 2022

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

The Company established the 2008 Stock Option Plan, or the 2008 Plan, which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, nonemployee directors, and consultants and advisors. As of September 30, 2016, no stock appreciation rights have been issued. Subsequent to adoption, the 2008 Plan was amended to increase the authorized number of shares available for grant to 444,000 shares of common stock. In October 2013, the Company established the 2013 Equity Incentive Plan, or the 2013 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. In June 2015, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan, or the A&R Plan, which amended and restated the 2013 Plan and increased the aggregate amount of shares available for issuance to 2,000,000. In December 2015, per the “evergreen” provision of the A&R Plan, the number of shares authorized for issuance under the plan was increased by 461,215 shares which represented 5% of outstanding shares of common stock of the Company on December 1, 2015. The total number of shares authorized for issuance under the A&R Plan as of September 30, 2016 is 2,461,215.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of September 30, 2016, 855,022 shares and 174 shares are available for future grants under the A&R Plan and 2008 Plan, respectively.

The weighted average grant-date fair value of the options awarded to employees during the nine months ended September 30, 2016 and 2015 was $5.02 and $8.07, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	September 30, 2016	September 30, 2015
Range of expected option life	6 years	6-7 years
Expected volatility	79.95%	78.98%
Risk-free interest rate	1.07-1.91%	2.06-2.51%
Expected dividend yield	—	—

The following table summarizes stock option activity during the nine months ended September 30, 2016:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2015	2,042,194	$7.00
Granted	323,700	7.28
Exercised	—	—
Expired/forfeited/cancelled	(22,075)	11.03
Balance, September 30, 2016	2,343,819	$7.00	7.4 years
Vested	1,196,833	$6.15	6.0 years
Vested and expected to vest	2,303,250	$6.79	7.4 years

Included in the table above are 364,000 options granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).  Also included in the table above are 105,300 performance based options granted to the Chief Executive Officer in December 2015.  As of September 30, 2016, 52,650 of these options vested upon meeting the first of two performance targets resulting in compensation expense of $275.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to unaudited Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The following table summarizes restricted stock units activity during the nine months ended September 30, 2016:

Number of shares
Balance, December 31, 2015	32,200
Granted	—
Vested	(12,225)
Expired/forfeited/cancelled	—
Balance, September 30, 2016	19,975
Vested and expected to vest	32,200

In December 2015, the Company granted 32,200 performance-based restricted stock units, or RSUs, which vest based on attaining clinical and operational goals during 2016.  Included in the 12,225 units of restricted stock vested during the nine months ended September 30, 2016 are 3,486 shares with a weighted average fair value of $9.70 per share that were withheld for withholding tax purposes upon vesting of such awards from stockholders who elected to net share settle such tax withholding obligation.

Stock-based compensation expense for the nine months ended September 30, 2016 and 2015 was $2,799 and $1,725, respectively, and for the three months ended September 30, 2016 and 2015 was $1,369 and $988, respectively.

As of September 30, 2016, there was $7,094 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 2.9 years.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of September 30, 2016, the aggregate intrinsic value of the vested and unvested options was $3,556 and $1,811, respectively.

(15)	Related Party Transactions

In July 2008, the Company entered into an agreement with Malvern Consulting Group, Inc., or MCG, a pharmaceutical incubator and consulting firm, affiliated with the Company’s President and Chief Executive Officer. A new agreement was signed in October 2013 under which MCG continues to provide consulting services to the Company. MCG consulting fees for services are based on a flat fee and time worked at hourly rates for consultants. The Company recorded MCG consulting fees for research and development and general and administrative expenses of $88 and $135 for the three months ended September 30, 2016 and 2015, respectively, and $278 and $372 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, $0 and $33 are recorded in accounts payable and accrued expenses, respectively, as amounts due to MCG. In addition to fees for services, employees of MCG, certain of whom are related to the Company’s President and Chief Executive Officer, received options to purchase 246,800 shares of common stock during 2009. The Company also paid $155 in rental fees to MCG for a month to month lease for facilities space for the nine months ended September 30, 2016 and $85 for facilities space for the nine months ended September 30, 2015. The increase in rental fees during the 2016 period was the result of an increase in the amount of space rented resulting from increases in headcount at the Company.

(16)	Subsequent Event

During October and November 2016, pursuant to the terms of the Company’s Purchase Agreement with Aspire Capital, Aspire Capital purchased 300,000 shares of the Company’s common stock for proceeds of $2,231.

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

These forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:

•

the results and timing of our clinical trials of intravenous and intramuscular, or injectable, meloxicam, dexmedetomidine, or Dex, or our other product candidates, and any future clinical and preclinical studies;

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

Overview

We are a revenue-generating, specialty pharmaceutical company focused on products for hospital and ambulatory care settings, currently developing non-opioid products for treatment of serious acute pain. Our lead product candidate is a proprietary injectable form of meloxicam. Meloxicam is a long-acting preferential COX-2 inhibitor and the oral form of meloxicam has been marketed by Boehringer Ingelheim Pharmaceuticals, Inc. since the 1990s as Mobic®. Intravenous, or IV, meloxicam has successfully completed five clinical trials in the treatment of moderate to severe pain, including a recently completed pivotal Phase III clinical trial. We believe injectable meloxicam compares favorably to competitive therapies in onset of pain relief, duration of pain relief, extent of pain relief and time to peak analgesic effect. Based on feedback from the U.S. Food and Drug Administration, or FDA, we initiated a Phase III program that includes two pivotal clinical trials, as well as other trials, which began dosing in the first quarter of 2016 and we expect to enroll a total of approximately 1,100 patients in these trials. In July 2016 we announced positive results from one pivotal clinical trial, evaluating pain relief over a 48-hour period in a hard tissue, post-operative pain model (bunionectomy).  We have completed enrollment of patients in the other pivotal clinical trial designed to demonstrate pain relief over a 24-hour period in a soft tissue, post-operative pain model (abdominoplasty). We are currently enrolling patients following a variety of surgical conditions in an additional safety study of IV meloxicam. The populations selected for inclusion in the safety study is intended to replicate real world use of injectable meloxicam. Our pipeline also includes Dex-IN, a proprietary intranasal formulation of dexmedetomidine, or Dex, which successfully completed a Phase II clinical trial in post-operative pain in 2015. Based on feedback from the FDA regarding Dex-IN’s benefit-risk profile, we have determined not to pursue Dex-IN in post-operative pain due to time, cost and associated risk and we plan to pursue Dex-IN in peri-procedural pain. Dex is a selective alpha-2 adrenergic agonist that has demonstrated analgesic properties in multiple studies. If approved, Dex-IN would also be the first and only approved peri-procedural pain drug in its class of drugs. As our product candidates are not in the opioid class of drugs, we believe they will overcome many of the issues associated with commonly prescribed opioid therapeutics, including addiction, misuse/diversion, respiratory distress and constipation while maintaining analgesic, or pain relieving, effect. In addition, we also have other product candidates in our pipeline, including additional proprietary formulations of injectable meloxicam and Dex.

We currently own and operate a 97,000 square foot, DEA-licensed facility that manufactures five commercial products and receives royalties associated with the sales of these products. We manufacture the following products for our commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, generic Verapamil and Zohydro ER®, as well as development stage products.

We have a limited operating history. We have funded our operations to date primarily from proceeds received from private placements of convertible preferred stock, convertible notes and common stock and public offerings of common stock, including our initial public offering of common stock, or IPO. On March 12, 2014, we announced the closing of the IPO of 4,312,500 shares of common stock, including the full exercise of the underwriters’ over-allotment, at a public offering price of $8.00 per share. Total gross proceeds from the IPO were $34.5 million before deducting underwriting discounts and commissions and other offering expenses payable by us resulting in net proceeds of $30.4 million. On July 7, 2015, we closed a Private Placement with certain accredited investors in which we sold 1,379,311 shares of common stock at a price per share of $11.60, for net proceeds of approximately $14.8 million. The Company paid the placement agents a fee equal to 6.0% of the aggregate gross proceeds from the Private Placement, plus reimbursement of certain expenses. On August 19, 2016, we closed an underwritten public offering in which we sold 1,986,666 shares of common stock at a price per share of $7.50, for net proceeds of approximately $13.4 million after deducting underwriting commissions and offering expenses. As of September 30, 2016, we have sold 643,940 shares of common stock under a common stock purchase agreement with Aspire Capital Fund, LLC for net proceeds of $4.2 million.

We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2016, we had an accumulated deficit of $50.8 million. Substantially all of our operating losses resulted from costs incurred in connection with our development programs, including our non-clinical and formulation development activities, manufacturing and clinical trials. We expect to incur increasing expenses over the next several years to develop both injectable meloxicam and Dex. For IV meloxicam, we plan to continue our ongoing Phase III pivotal and safety trials as well as pre-commercial activities. With respect to Dex, we plan to initiate Phase II dose-ranging trials at the appropriate time. Based upon the availability of additional financial resources, we may also develop and commercialize our other product candidates in our pipeline, including additional proprietary formulations of injectable meloxicam and Dex.

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

Financial Overview

Revenues

During the three and nine months ended September 30, 2016 and 2015, we recognized revenues in four categories: manufacturing revenue, royalty, profit sharing and research and development revenue.

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

Research and Development Expenses

Research and development expenses currently consist primarily of costs incurred in connection with the development of injectable meloxicam and other pipeline activities. These expenses consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;
•	the cost of acquiring and manufacturing clinical trial materials and manufacturing services;
•	costs related to facilities, depreciation and other allocated expenses;
•	costs associated with non-clinical and regulatory activities; and
•	salaries and related costs for personnel in research and development and regulatory functions.

In addition, research and development expenses consist of costs incurred by Gainesville in connection with research and development services performed for our partners, as well as other product development activities. We expense research and development costs as incurred. Advanced payments for goods and services that will be used in future research and development activities are initially recorded as prepaid expenses and expensed as the activity is performed or when the goods have been received.

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

We expect to continue to have greater expenses relating to our operations as a public company, IV meloxicam pre-commercialization costs and our acquisition of Gainesville, including increased headcount and increased salary, consulting, legal and compliance, accounting, insurance and investor relations costs. We also expect that our patent costs will increase due to the acquisition of new patents through the Gainesville Transaction and, in addition, due to the higher annuity fees that will be due on patents that are issued. In addition, if additional formulation technology is developed for our product candidates, patent expenses could increase further.

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

Change in Fair Value of Contingent Consideration

In connection with the acquisition of injectable meloxicam in the Gainesville Transaction, we are required to pay milestone payments on the achievement of certain regulatory and net sales milestones and royalties on future net product sales of between 10% and 12% (subject to a 30% reduction when no longer covered by patent). The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Gainesville Transaction. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or income (see Note 4 to Notes to Unaudited Consolidated Financial Statements).

Change in Fair Value of Warrants

We have classified as liabilities certain warrants outstanding which contain a contingent net cash settlement feature, or an anti-dilution provision. The fair value of these warrants are remeasured through settlement or expiration with changes in fair value recognized as a period charge within the statement of operations (see Note 13(d) to Notes to Unaudited Consolidated Financial Statements).

Interest Expense

Interest expense for the three and nine months ended September 30, 2016 and 2015 was a result of interest expense incurred on our OrbiMed senior secured term loan and the amortization of the related financing costs.

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,
	2016	2015
	(amounts in thousands)
Revenue:
Manufacturing, royalty and profit sharing revenue	$16,188	$16,120
Research and development revenue	763	419
Total revenues	16,951	16,539
Operating expenses:
Costs of sales (excluding amortization of intangible assets)	5,745	10,039
Research and development	7,046	2,716
General and administrative	3,841	3,478
Amortization of intangible assets	646	646
Change in warrant valuation	402	(762)
Change in contingent consideration valuation	3,192	586
Total operating expenses	20,872	16,703
Other income (expense):
Interest income (expense)	(1,440)	(1,988)
Net loss before income taxes	(5,361)	(2,152)
Income tax expense	(18)	—
Net loss	$(5,379)	$(2,152)

Revenue and costs of sales. Our revenue was $17.0 million and $16.5 million for the three months ended September 30, 2016 and 2015, respectively. 2016 revenues included $2.3 million related to a one-time, contractually based manufacturing revenue amount from one of our commercial partners, and $1.1 million higher profit-sharing revenue from another commercial partner’s new customer base, offset primarily by lower product shipment revenue. Costs of sales decreased by $4.3 million due to lower product shipment revenue.

Research and Development. Our research and development expenses were $7.0 million and $2.7 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $4.3 million and 159% from September 30, 2015, primarily due to an increase of $3.3 million in our IV meloxicam clinical expenses and $0.8 million in increased salaries and benefits expense due to increased headcount, partially offset by a decrease in meloxicam pre-commercial manufacturing costs of $0.4 million, as well as an increase of $0.6 million in research and development costs incurred at our Gainesville facility for our partners, which are primarily related to process development, regulatory affairs and research and development analytical work.

General and Administrative. Our general and administrative expenses were $3.8 million and $3.5 million for the three months ended September 30, 2016 and 2015, respectively, an increase of $0.3 million and 9% from September 30, 2015 primarily resulting from an increase in salaries and benefits due to increased headcount and marketing expenses, offset by a decrease in professional fees.

Amortization of Intangible Assets. Amortization expense was $0.6 million for the three months ended September 30, 2016 and 2015 and is exclusively related to the amortization of our royalties and contract manufacturing relationships intangible asset over its six year estimated useful life.

Interest Expense. Interest expense was $1.5 million and $2.0 million during the three months ended September 30, 2016 and 2015, respectively, as a result of interest expense incurred on our OrbiMed senior secured term loan and amortization of the related financing costs. The interest rate under the credit agreement with OrbiMed is equal to LIBOR plus 14.0%, with a 1.0% LIBOR floor.

Income Tax Expense. Income tax expense was $0.02 million for the three months ended September 30, 2016 due to income tax related to our US operations. We believe that it is more likely than not that the deferred income tax assets associated with our foreign operations will not be realized, and as such, there is a full valuation allowance against our foreign deferred tax assets. As there was a full valuation allowance against our net deferred tax assets as of September 30, 2015, there was no income tax expense recorded for the three months ended September 30, 2015.

Comparison of the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
	(amounts in thousands)
Revenue:
Manufacturing, royalty and profit sharing revenue	$50,260	$32,824
Research and development revenue	1,713	2,375
Total revenues	51,973	35,199
Operating expenses:
Costs of sales (excluding amortization of intangible assets)	25,563	19,228
Research and development	23,175	7,260
General and administrative	9,263	8,492
Amortization of intangible assets	1,937	1,238
Change in warrant valuation	47	119
Change in contingent consideration valuation	7,705	2,586
Total operating expenses	67,690	38,923
Other income (expense):
Interest income (expense)	(4,252)	(3,878)
Net loss before income taxes	(19,969)	(7,602)
Income tax benefit	166	—
Net loss	$(19,803)	$(7,602)

Revenue and costs of sales. Our revenues were $52.0 million and $35.2 million and cost of sales were $25.6 million and $19.2 million for the nine months ended September 30, 2016 and 2015, respectively. The increase of $16.8 million in revenue and $6.3 million in cost of sales was primarily the result of the Gainesville Transaction closing early in the second quarter of 2015.  2016 revenues included $2.3 million related to a one-time, contractually based manufacturing revenue amount from one of our commercial partners.

Research and Development. Our research and development expenses were $23.2 million and $7.3 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $15.9 million and 219% from September 30, 2015, primarily due to an increase of $15.2 million in our IV meloxicam clinical expenses and $2.1 million in increased salaries and benefits expense due to increased headcount, partially offset by a decrease in pre-commercial manufacturing costs and preclinical costs of $0.3 million, and a decrease of $2.6 million in Dex clinical expenses, as well as an increase of $1.9 million in research and development costs incurred at our Gainesville facility for our partners, which are primarily related to process development, regulatory affairs and research and development analytical work.

General and Administrative. Our general and administrative expenses were $9.3 million and $8.5 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $0.8 million and 9% from September 30, 2015, due to increased headcount and marketing expenses.

Amortization of Intangible Assets. Amortization expense was $1.9 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively, which was exclusively related to the amortization of our royalties and contract manufacturing relationships intangible asset over its six year estimated useful life.

Interest Expense. Interest expense was $4.3 million and $3.9 million during the nine months ended September 30, 2016 and 2015, respectively, as a result of interest expense incurred on our OrbiMed senior secured term loan and amortization of the related financing costs. The interest rate under the credit agreement with OrbiMed is equal to LIBOR plus 14.0%, with a 1.0% LIBOR floor.

Income Tax Expense. Income tax benefit was $0.2 million for the nine months ended September 30, 2016 due to income tax related to our US operations offset by estimated federal research and development credits. We believe that it is more likely than not that the deferred income tax assets associated with our foreign operations will not be realized, and as such, there is a full valuation allowance against our foreign deferred tax assets. As there was a full valuation allowance against our net deferred tax assets as of September 30, 2015, there was no income tax expense recorded for the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016 and December 31, 2015, we had $24.8 million and $19.8 million, respectively, in cash and net cash equivalents.

Since inception through September 30, 2016, we have financed our product development, operations and capital expenditures primarily from private sales of $13.6 million of our Series A Stock and Bridge Notes, $30.3 million from our IPO, $28.2 million in sales of common stock and $4.2 million from the Aspire Capital common shares purchase agreement. Revenues from the Gainesville manufacturing business are used to fund operations and capital expenditures at the Gainesville facility, as well as to partially fund our operations, including clinical trials of our product candidates. During the nine months ended September 30, 2016, our capital expenditures were $2.0 million. We expect our capital expenditures to remain at or below approximately $4.0 million during 2016, in compliance with the covenants contained in our credit agreement with OrbiMed.

We will need to raise substantial additional funds in order to continue our clinical trials of our product candidates, to commercialize any product candidates or technologies and to enhance our sales and marketing efforts for additional products we may acquire. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the costs of commercialization activities, as well as the continued profitability of the Gainesville manufacturing business. If additional funds are required, we may raise such funds through public or private sales of equity or debt securities or from bank or other loans or through strategic research and development, licensing and/or marketing arrangements from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

On February 2, 2015, we entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital is committed to purchase, at our election, up to an aggregate of $10.0 million of shares of our common stock over the 24-month term of the Purchase Agreement. The shares may be sold by us to Aspire Capital on any business day we select in two ways: (1) through a regular purchase of up to 50,000 shares at a known price based on the market price of our common stock prior to the time of each sale, and (2) through a purchase at a volume weighted average price, or VWAP, of a number of shares up to 30% of the volume traded on the purchase date at a price equal to the lessor of the closing sale price or 95% of the VWAP for such purchase date. Through September 30, 2016, we have sold 643,940 shares of common stock to Aspire Capital under the Purchase Agreement and have raised $4.2 million.

On March 7, 2015, in connection with the Gainesville Transaction, we, through a wholly owned subsidiary, entered into a credit agreement with OrbiMed. Pursuant to the credit agreement, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015, which amount was used to fund the Gainesville Transaction. The unpaid principal amount under the credit agreement is due and payable on the five year anniversary of the loan provided thereunder by OrbiMed. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. We may make voluntary prepayments in whole or in part, subject to: (i) on or prior to the 36 month anniversary of the closing of the credit agreement, payment of a buy-out premium amount equal to (A) for full prepayments, $75,000 less all previously prepaid principal amount and all previously paid interest or (B) for partial prepayments of the unpaid principal amount, 0.5 times the partial prepayment amount less interest payments previously  paid in respect to the partial prepayment amount and; and (ii) after the 36 month anniversary of the closing of the credit agreement, payment of an exit fee amount equal to 10% of the amount of any prepayments. As defined by the agreement, based upon the Gainesville business financial results, OrbiMed has the option to require us to prepay a portion of the Loan balance based upon an Excess Cash Flow calculation.  No payments under this option shall be subject to the buy-out premium.  The credit agreement carries interest at three-month LIBOR plus 14.0% with 1.0% floor.  This obligation is secured by substantially all of the Company’s assets.  As of September 30, 2016, we have paid $22.7 million of the outstanding principal on our senior secured term loan from free cash flow.

Sources and Uses of Cash

Cash (used in) provided by operations was ($4.2) million and $7.8 million for the nine months ended September 30, 2016 and 2015, respectively, which represents our operating losses less our stock-based compensation, depreciation, non-cash interest expense, changes in fair value of warrants and contingent consideration and amortization of intangibles, as well as changes in operating assets and liabilities.

Cash used in investing activities was $2.0 million and $54.5 million for the nine months ended September 30, 2016 and 2015, respectively as a result of purchase of property and equipment at the plant in Gainesville and the Gainesville Transaction.

Cash provided by financing activities was $11.2 million for the nine months ended September 30, 2016 primarily as a result of the sale of common stock raising net proceeds of $13.4 million, $4.2 million in proceeds from the sale of shares of common stock through our agreement with Aspire Capital, offset by the excess cash flow payments of $6.3 million made related to the OrbiMed credit agreement. Cash provided by financing activities of $55.2 million for the nine months ended September 30, 2015 was a result of a private placement with accredited investors for net proceeds of $14.8 million, the $50.0 million OrbiMed senior secured term loan net of the payment of $1.7 million of issuance costs incurred in conjunction with the agreement, offset by the excess cash flow payments of $7.8 million.

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

Contractual Commitments

The following is a discussion of our contractual commitments as of the end of the #NAME? quarter of 2016. We are involved with in-licensing of product candidates that are generally associated with payments to the partner from whom we have licensed the product. Such payments frequently take the form of:

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

Alkermes

Pursuant to the purchase and sale agreement governing the Gainesville Transaction, we agreed to pay to Alkermes up to $120.0 million in milestone payments upon the achievement of certain regulatory and net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent).

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

Orion

In August 2008, we entered into a License Agreement with Orion for non-injectable Dex. Under the Dexmedetomidine License Agreement, we were granted an exclusive license under Orion Know-How and Cygnus/Farmos Patent (each as defined in the License Agreement) to commercialize products worldwide, except for Europe, Turkey, and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory and to use, research, develop and have made products worldwide solely for purposes of commercialization. We also entered into a Supply Agreement with Orion pursuant to which Orion will supply us with development quantities of Dex at no cost. Upon receipt of regulatory approval, Orion will supply commercial quantities of bulk active pharmaceutical ingredient Dex for commercialization.

In July 2010, we entered into a License Agreement with Orion for Fadolmidine, or Fado. Fado is a second selective alpha-2 agonist product candidate in our pipeline. Under the Fadolmidine License Agreement, we were granted an exclusive license under Orion Know-How and Orion Patent Rights (each as defined in the License Agreement) to commercialize products in the Territory, and to use, research, develop, and make products worldwide solely for purposes of commercialization.

There are milestone payments and royalty rates associated with both the Dex and Fado programs. Through September 30, 2016, no milestones have been achieved.

Leases

We lease our Malvern facility space under an operating lease on a month-to-month basis with MCG, a related party. This lease is expected to be terminated effective December 31, 2016.  In August 2016, we entered into a five-year lease, directly with our building owner,  of our Malvern facility with a lease term that will begin on January 1, 2017. Our Gainesville facility leases local space for additional equipment and documentation storage on a month to month basis

Debt

Pursuant to our credit agreement with OrbiMed, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015. The unpaid principal amount under the credit agreement is due and payable in April 2020. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. As defined by the agreement, based upon the Gainesville business financial results, OrbiMed has the option to require the Company to prepay a portion of the loan balance based upon an Excess Cash Flow calculation. As of September 30, 2016, we have paid $22.7 million of the outstanding principal on our senior secured term loan from free cash flow.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. At September 30, 2016, we had approximately $17.9 million invested in money market instruments and government and agency bonds. We believe our policy of investing in highly rated securities, whose liquidities are, at September 30, 2016, all less than 90 days, minimizes such risks. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. We do not enter into investments for trading or speculative purposes. Our OrbiMed senior secured term loan interest expense is based on the current committed rate of LIBOR plus 14% with a 1.0% LIBOR floor. A fluctuation in LIBOR of 0.25% would result in a charge of $0.1 million of interest expense.

We have license agreements with Orion for Dex and Fado which require the payment of milestones upon the achievement of certain regulatory and commercialization events and royalties on product sales. These payments are required to be made in Euros. As of September 30, 2016, no milestones or royalties were due under these agreements, and we do not anticipate incurring milestone or royalty costs under these agreements until we advance our development of Dex or Fado. We do not believe foreign currency exchange rate risk is a material risk at this time; however, these agreements could, in the future, give rise to foreign currency transaction gains or losses. As a result, our results of operations and financial position could be exposed to changing currency exchange rates. In the future, we may periodically use forward contracts to hedge certain transactions or to neutralize exposures.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer, principal financial officer and principal accounting officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2016. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s, rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our principal executive officer, principal financial officer and principal accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Zohydro ER® is subject to six paragraph IV certifications, two of which were filed in 2014 by Actavis plc, or Actavis, and Alvogen Pine Brook, Inc., or Alvogen, regarding the filing of Abbreviated NDAs, or ANDAs, with the FDA for a generic version of Zohydro ER®, one of which was filed in April 2015, by Actavis regarding the filing of a supplemental ANDA, or sANDA, and another three of which were filed in November 2015 and October 2016, by Actavis, and in December 2015, by Alvogen regarding one of our recently issued patents relating to a formulation of Zohydro ER®. These certification notices allege that the three U.S. patents listed in the FDA’s Orange Book for Zohydro ER®, with an expiration date in November 2019 or September 2034, will not be infringed by Actavis’ or Alvogen’s proposed products, are invalid and/or are unenforceable. In 2014, Daravita Limited (a subsidiary of Alkermes and our predecessor in interest) filed suit against each of Actavis and Alvogen in the U.S. District Court for the District of Delaware based on the ANDAs, and in 2015, we filed suit against Actavis in the U.S. District Court for the District of Delaware based on the sANDA. On September 29, 2016, we entered into a settlement agreement with Alvogen pursuant to which the case against Alvogen ws dismissed. In addition, in April 2015, the U.S. Patent and Trademark Office declared an interference between one of our patent applications relating to a dosage form of Zohydro ER® and two Purdue Pharma, LP, or Purdue, applications. On April 29, 2016, the USPTO found our claims and the Purdue claims involved in the interference to be invalid. Purdue appealed this decision to the U.S. Court of Appeals for the Federal Circuit on June 28, 2016.

Under our license agreement with Pernix, we have the right to control the enforcement of our patents and related proceedings involving Zohydro ER® and any prospective generic entrant, and Pernix has the obligation to reimburse us for all reasonable costs of such actions. We intend to vigorously enforce the intellectual property rights relating to Zohydro ER®, but we cannot predict the outcome of these matters or guarantee the outcome of any litigation or interference.

Item 1A.	Risk Factors.

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
(a)	Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Employment Agreement, dated July 1, 2016, between Recro Pharma, Inc. and Michael Celano.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2016 (File no. 001-36329)

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Filed herewith.

31.3	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECRO PHARMA, INC.

Date: November 10, 2016	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2016	By:	/s/ Donna M. Nichols
Donna M. Nichols
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Employment Agreement, dated July 1, 2016, between Recro Pharma, Inc. and Michael Celano.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2016 (File no. 001-36329)

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Filed herewith.

31.3	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.