Form 10-Q
period 2017-03-31
Recro Pharma, Inc.
filed 2017-05-11
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 10, 2017, there were 19,050,966 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(amounts in thousands, except share and per share data)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$19,485	$64,483
Short-term investments	36,060	—
Accounts receivable	12,278	10,411
Inventory	7,810	8,746
Prepaid expenses and other current assets	1,636	1,118
Total current assets	77,269	84,758
Property, plant and equipment, net	37,277	37,300
Deferred income taxes	18,295	17,060
Intangible assets, net	36,787	37,433
Goodwill	6,446	6,446
Total assets	$176,074	$182,997
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,954	$4,132
Accrued expenses	8,137	9,893
Current portion of long-term debt, net	1,851	2,236
Total current liabilities	12,942	16,261
Long-term debt, net	22,695	22,152
Warrants	3,688	3,397
Contingent consideration	72,388	69,574
Total liabilities	111,713	111,384
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 50,000,000 shares; issued and outstanding, 19,050,966 shares at March 31, 2017 and 19,043,216 shares at December 31, 2016	190	190
Additional paid-in capital	133,583	132,691
Accumulated deficit	(69,355)	(61,268)
Accumulated other comprehensive loss	(57)	—
Total shareholders’ equity	64,361	71,613
Total liabilities and shareholders’ equity	$176,074	$182,997

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	For the Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2017	2016
Revenue:
Manufacturing, royalty and profit sharing revenue	$18,128	$17,138
Research and development revenue	614	604
Total revenues	18,742	17,742
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	10,498	10,271
Research and development	7,763	7,808
General and administrative	4,032	2,658
Amortization of intangible assets	646	646
Change in warrant valuation	291	(1,594)
Change in contingent consideration valuation	2,814	2,978
Total operating expenses	26,044	22,767
Operating loss	(7,302)	(5,025)
Other income (expense):
Interest income	105	9
Interest expense	(1,183)	(1,512)
Net loss before income taxes	(8,380)	(6,528)
Income tax benefit (expense)	293	(11)
Net loss	$(8,087)	$(6,539)
Basic and diluted net loss per common share	$(0.42)	$(0.71)
Weighted average basic and diluted common shares outstanding	19,049,416	9,251,948

Other comprehensive loss:
Unrealized loss on available-for-sale securities	(57)	—
Comprehensive loss	$(8,144)	$(6,539)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2017

(unaudited)

	Common Stock		Additional		Accumulated other
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	comprehensive loss	Total
Balance, December 31, 2016	19,043,216	190	132,691	(61,268)	—	71,613
Stock-based compensation expense	—	—	892	—	—	892
Issuance of restricted stock units	7,750	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(57)	(57)
Net loss	—	—		(8,087)	—	(8,087)
Balance, March 31, 2017	19,050,966	$190	$133,583	$(69,355)	$(57)	$64,361

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
(amounts in thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(8,087)	$(6,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	892	701
Non-cash interest expense	158	296
Depreciation expense	1,196	1,271
Amortization	646	646
Change in warrant valuation	291	(1,594)
Change in contingent consideration valuation	2,814	2,978
Deferred income taxes	(1,235)	(406)
Changes in operating assets and liabilities, net of effect of acquisition:
Inventory	936	1,344
Prepaid expenses and other current assets	(518)	(177)
Accounts receivable	(1,867)	(3,589)
Accounts payable and accrued expenses	(2,363)	2,624
Net cash used in operating activities	(7,137)	(2,445)
Cash flows from investing activities:
Purchase of property and equipment	(1,744)	(344)
Purchase of short-term investments	(36,117)	—
Net cash used in investing activities	(37,861)	(344)
Cash flows from financing activities:
Proceeds from Aspire facility	—	560
Payments on long-term debt	—	(2,633)
Net cash used in financing activities	—	(2,073)
Net decrease in cash and cash equivalents	(44,998)	(4,862)
Cash and cash equivalents, beginning of year	64,483	19,779
Cash and cash equivalents, end of year	$19,485	$14,917
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,026	$1,215
Unrealized loss on available-for-sale securities	$57	$—
Purchase of property, plant and equipment included in accrued expenses and accounts payable	$237	$—

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(1)	Background

Recro Pharma, Inc., or the Company, was incorporated in Pennsylvania on November 15, 2007. The Company is a specialty pharmaceutical company that operates through two business divisions: an Acute Care division and a revenue-generating contract development and manufacturing, or CDMO division. Each of these divisions are deemed to be reportable segments (see Note 3(n) and Note 14). The Acute Care division is primarily focused on developing innovative products for hospital and related settings, and the CDMO division leverages the Company’s formulation expertise to develop and manufacture pharmaceutical products using the Company’s proprietary delivery technologies for commercial partners who commercialize or plan to commercialize these products. On April 10, 2015, the Company acquired from Alkermes plc, or Alkermes, worldwide rights to intravenous and intramuscular, or injectable meloxicam, a proprietary, Phase III-ready, long-acting preferential COX-2 inhibitor for the management of moderate to severe pain, as well as a contract manufacturing facility, royalty and formulation business in Gainesville, Georgia. The acquisition is referred to herein as the Gainesville Transaction.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses from operations since inception and has an accumulated deficit of $69,355 as of March 31, 2017. Though its CDMO segment has been profitable, the Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Substantial additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates, including the payment of the Gainesville Transaction contingent payments, which may become due upon achievement of certain development and commercialization milestones for meloxicam. The Company’s future operations are highly dependent on a combination of factors, including (i) the continued profitability of the CDMO segment; (ii) the timely and successful completion of additional financing and/or alternative sources of capital, debt or partnering transactions; (iii) the success of its research and development, including the results and timing of its clinical trials; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately, (v) regulatory approval and market acceptance of the Company’s proposed future products. Management believes that the Company’s existing cash as of March 31, 2017 will be sufficient to fund its operations through mid-year 2018.

(3)	Summary of Significant Accounting Principles
(a)	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of March 31, 2017 and its results of operations and cash flows for the three months ended March 31, 2017 and 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The consolidated interim financial statements, presented herein, do not contain the required disclosures under U.S. GAAP for annual financial statements.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(c)	Cash, Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments that have maturities of three months or less when acquired to be cash equivalents. Cash equivalents as of March 31, 2017 and 2016 consisted of money market mutual funds and U.S. Government and agency bonds. Short-term investments consisted of U.S. Government and agency bonds with maturities of less than one year.

The Company classifies all of its short-term investments as “available-for-sale.” In general, these investments are free of trading restrictions. The Company carries these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses are included in accumulated other comprehensive loss, which is reflected as a separate component of shareholders’ equity in the Company’s consolidated balance sheets. Gains and losses are recognized when realized in the Company’s consolidated statements of income. When the Company has determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in income. Gains and losses are determined using the specific identification method.

(d)	Fair Value of Financial Instruments

Management believes that the carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the short-term nature of those instruments. Management believes the carrying value of debt approximates fair value as the interest rates are reflective of the rate the Company could obtain on debt with similar terms and conditions.

(e)	Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method. Included in inventory are raw materials used in production of commercial products.

(f)	Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows: three to ten years for furniture and office equipment; six to ten or more years for manufacturing equipment; two to five years for vehicles; 35 to 40 years for buildings; and the shorter of the lease term or useful life for leasehold improvements. Repairs and maintenance cost are expensed as incurred.

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

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and the Company will record a noncash impairment loss on its consolidated statements of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The impairment test for indefinite-lived intangible assets is a one-step test, which compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on accounting standards, it is required that these assets be assessed at least annually for impairment unless a triggering event occurs between annual assessments, which would then require an assessment in the period which a triggering event occurred.

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

In addition to manufacturing and packaging revenue, the customer agreements have royalties and/or profit sharing payments, computed on the net product sales of the partner. Royalty and profit sharing revenues are generally recognized under the terms of the license and supply agreement in the period the products are sold and expenses are incurred by the Company’s CDMO commercial partner and when collectability is reasonably assured.

Revenues related to research and development are generally recognized as the related services or activities are performed, in accordance with the contract terms. To the extent that the agreements specify services are to be performed on a fixed basis, revenues are recognized consistent with the pattern of the work performed. In agreements which specify milestones, the related revenues are recognized upon the achievement of a substantive milestone.

(i)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company’s policy is to limit the amount of credit exposure to any one financial institution and place its cash and cash equivalents with financial institutions evaluated as being creditworthy. To date, the Company has not experienced any losses on its cash equivalents.

(j)	Research and Development

Research and development costs for the Company’s proprietary products/product candidates are charged to expense as incurred. Research and development expenses consist primarily of funds paid to third parties for the provision of services for manufacturing of clinical supplies, drug development, clinical trials, statistical analysis and report writing and regulatory compliance costs. At the end of the reporting period, the Company compares payments made to third-party service providers to the estimated progress toward completion of the research or development objectives. Such estimates are subject to change as additional information becomes available. Depending on the timing of payments to the service providers and the progress that the Company estimates has been made as a result of the service provided, the Company may record net prepaid or accrued expenses relating to these costs.

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

Determining the appropriate fair value of stock options requires the input of subjective assumptions, including the expected life of the option and expected stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

result, if factors change and/or management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The expected life of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses comparable public companies as a basis for its expected volatility to calculate the fair value of options grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

Non-employee stock-based awards are revalued until an award vests and the Company recognizes compensation expense on a straight-line basis over the vesting period of each separated vesting tranche of the award, which is known as the accelerated attribution method. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recognized as an adjustment in the period in which estimates are revised.

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

Unrecognized income tax benefits represent income tax positions taken on income tax returns that have not been recognized in the consolidated financial statements. The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company accrues interest, and related penalties are classified as income tax expense in the Consolidated Statements of Operations. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

(m)	Net Loss Per Common Share

Basic net loss per common share is determined by dividing net loss by the weighted average common shares outstanding during the period. For all periods presented, the outstanding common stock options, unvested restricted stock units and warrants have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted average shares used to calculate both basic and diluted net loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2017 and 2016, as they would be anti-dilutive:

	March 31,
	2017	2016
Options and restricted stock units outstanding	3,337,461	2,224,123
Warrants	784,928	784,928

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(n)	Segment Information

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

In January 2017, the Financial Accounting Standards Board, or FASB, issued updated guidance on the annual goodwill impairment test. The amended guidance allows companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments of the Accounting Standards Update, or ASU, are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

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

In March 2016, the FASB issued updated guidance on the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, employee tax withholding, calculation of shares for use in diluted earnings per share and the classification on the statement of cash flows. The new guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted the guidance effective July 1, 2016. The guidance did not have a material impact to the consolidated financial statements upon adoption.

In February 2016, the FASB issued updated guidance regarding the accounting for and disclosures of leases. This new ASU represents a wholesale change to lease accounting and introduces a lease model that brings most leases on the balance sheet. It also eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. The new guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

In September 2015, the FASB issued updated guidance regarding the accounting for and disclosure of measurement-period adjustments that occur in periods after a business combination is consummated. This update requires that the acquirer recognize measurement-period adjustments in the reporting period in which they are determined. Prior period information should not be revised. This update also requires an entity to present separately on the face of the income statement or disclose in the notes the amount recorded in the current-period income statement that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The updated guidance is effective for annual and interim periods beginning after December 15, 2016. The Company adopted the guidance effective January 1, 2017. The guidance did not have a material impact to the consolidated financial satements upon adoption.

In July 2015, the FASB issued updated guidance which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The amendments in this guidance do not apply to inventory that is measured using last-in, first-out, or LIFO, or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Within the scope of this new guidance, an entity should measure inventory at the lower of cost and net realizable value; where net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The new guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The new guidance must be applied on a prospective basis. The Company adopted the guidance effective January 1, 2017. The guidance did not have a material impact to the consolidated financial satements upon adoption.

In May 2014, the FASB issued updated guidance regarding the accounting for and disclosures of revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2016. The update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. In July 2015, the FASB deferred the effective date by one year. The guidance will be effective for annual and interim periods beginning after December 15, 2017. The new standard permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company currently anticipates adopting the standard using the modified retrospective method. The Company plans to complete an analysis of existing contracts with its customers and to assess the differences in accounting for such contracts under ASU 2014-09 compared with current revenue accounting standards by the end of the third quarter. The new standard will result in additional revenue-related disclosures in the footnotes to the consolidated financial statements. The Company will continue to assess new customer contracts during 2017. Adoption of this standard will require changes to business processes, systems and controls to support the additional required disclosures. The Company is in the process of identifying such changes.

(4)	Acquisition of Gainesville Facility and Meloxicam

On April 10, 2015, the Company completed the Gainesville Transaction. The consideration paid in connection with the Acquisition consisted of $50.0 million cash at closing, a $4.0 million working capital adjustment and a seven-year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $19.46 per share. In addition, the Company may be required to pay up to an additional $125.0 million in milestone payments (including, at the Company’s election, either (i) $10 million upon a new drug application, or NDA, filing and $30 million upon regulatory approval or (ii) an aggregate of $45 million upon regulatory approval, as well as net sales milestones related to injectable meloxicam) and a percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). Under the acquisition method of accounting, the consideration paid and the fair value of the contingent consideration and royalties are allocated to the fair value of the assets acquired and liabilities assumed. The contingent consideration obligation is remeasured each reporting date with changes in fair value recognized as a period charge within the statement of operations (see note 5 for further information regarding fair value).

The contingent consideration consists of three separate components. The first component consists of two potential payments, which will be payable upon the submission of the NDA for meloxicam and the related regulatory approval or one payment upon regulatory approval. The second component consists of three potential payments, based on the achievement of specified annual revenue targets. The third component consists of a royalty payment for a defined term on future meloxicam net sales.

The fair value of the first contingent consideration component recognized on the acquisition date was estimated by applying a risk-adjusted discount rate to the probability-adjusted contingent payments and the expected approval dates. The fair value of the second contingent consideration component recognized on the acquisition date was estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and expected revenue target attainment dates. The fair value of the third contingent consideration component recognized on the acquisition date was estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and the defined royalty percentage.

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2016:
Assets:
Money market mutual funds	$37,079	$—	$—
U.S. Government and agency bonds	20,517	—	—
Cash equivalents	$57,596	$—	$—
Liabilities:
Warrants	—	—	$3,397
Contingent consideration	—	—	69,574
	$—	$—	$72,971
At March 31, 2017:
Assets:
Cash equivalents
Money market mutual funds	$18,028	$—	$—
Total cash equivalents	$18,028	$—	$—
Short-term investments
U.S. Government and agency bonds	$36,060	$—	$—
Total financial assets	$54,088	$—	$—
Liabilities:
Warrants	—	—	$3,688
Contingent consideration	—	—	72,388
	$—	$—	$76,076

The reconciliation of the contingent consideration and warrants measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2016	$3,397	$69,574
Additions	—	—
Remeasurement	291	2,814
Balance at March 31, 2017	$3,688	$72,388

(6)	Inventory

Inventory consists of the following:

	March 31, 2017	December 31, 2016
Raw materials	$2,361	$2,557
Work in process	2,833	4,396
Finished goods	2,616	1,793
	$7,810	$8,746

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(7)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2017	December 31, 2016
Land	$3,263	$3,263
Building and improvements	15,756	15,613
Furniture, office and computer equipment	3,973	3,811
Vehicles	30	30
Manufacturing equipment	22,832	21,508
Construction in Progress	1,742	2,198
	47,596	46,423
Less: accumulated depreciation and amortization	10,319	9,123
Property, plant and equipment, net	$37,277	$37,300

Depreciation expense for the three months ended March 31, 2017 and 2016 was $1,196 and $1,271.

(8)	Intangible Assets

The following represents the balance of the intangible assets at March 31, 2017:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships:	$15,500	$5,113	$10,387
In-process research and development	26,400	—	26,400
Total	$41,900	$5,113	$36,787

The following represents the balance of intangible assets at December 31, 2016:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships:	$15,500	$4,467	$11,033
In-process research and development	26,400	—	26,400
Total	$41,900	$4,467	$37,433

Amortization expense for each of the three months ended March 31, 2017 and 2016 was $646. As of March 31, 2017, future amortization expense is as follows:

Amortization
April - December 2017	$1,937
2018	2,583
2019	2,583
2020	2,583
2021	701
Total	$10,387

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(9)	Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016
Clinical trial and related costs	$2,415	$2,564
Professional and consulting fees	604	360
Payroll and related costs	2,153	4,547
Property plant and equipment	201	720
Deferred revenue	796	418
Income tax payable	1,252	311
Other	716	973
	$8,137	$9,893

(10)	Long-Term Debt

The Company financed the Gainesville Transaction with cash on hand and a $50,000 five-year senior secured term loan, pursuant to a credit agreement, entered into on April 10, 2015, with OrbiMed Royalty Opportunities II, LP, or OrbiMed. The unpaid principal amount under the credit agreement is due and payable on April 10, 2020, the five-year anniversary of the loan provided thereunder by OrbiMed. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. The Company may make voluntary prepayments in whole or in part, subject to: (i) on or prior to the 36-month anniversary of the closing of the credit agreement, payment of a buy-out premium amount equal to (A) for full prepayments of the unpaid principal amount, $75,000 less all previously prepaid principal amounts and all previously paid interest or (B) for partial prepayments of the unpaid principal amount, 0.5 times the partial prepayment amount less interest payments previously paid in respect to the partial prepayment amount and (ii) after the 36-month anniversary of the closing of the credit agreement, payment of an exit fee amount equal to 10% of the amount of any prepayments. As defined by the agreement, based upon the CDMO segment financial results, OrbiMed has the option to require the Company to prepay a portion of the loan balance based upon an Excess Cash Flow. No payments under this option shall be subject to the buy-out premium. As of March 31, 2017, the Company has paid $22,653 of principal payments on the senior secured loan from the Excess Cash Flow calculation. The credit agreement carries interest at three month LIBOR plus 14.0% with a 1.0% floor. The Company’s obligations under the senior term loan are secured by substantially all of the Company’s assets.

The credit agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis. As of March 31, 2017, the Company was in compliance with the covenants.

The Company issued to OrbiMed a warrant to purchase 294,928 shares of common stock, with an exercise price of $3.28 per share. The warrant is exercisable through April 10, 2022. The initial fair value of the warrant of $2,861 was recorded as debt issuance costs.

Debt issuance costs related to the term loan of $4,579, including the initial warrant fair value of $2,861, are being amortized to interest expense over the five-year term of the loan and netted with the loan principal amount. The unamortized balance of debt issuance costs is $2,801 as of March 31, 2017. As of March 31, 2017, the long-term debt balance is comprised of the following:

Principal balance outstanding	$27,347
Unamortized deferred issuance costs	(2,801)
$24,546
Current portion	(1,851)
$22,695

The Company has estimated the amount of the Excess Cash Flow payments that could be payable within one year of March 31, 2017 upon request of OrbiMed and has classified that amount as a current debt in the accompanying consolidated balance sheet.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(11)	Commitments and Contingencies
(a)	License and Supply Agreements

In August 2008, the Company entered into a License Agreement with Orion Corporation (Orion) for Non-Injectable Dexmedetomidine. Under the Dexmedetomidine License Agreement, the Company was granted an exclusive license under the Orion Know-How and Cygnus/Farmos Patent to commercialize products in the territory, as defined in such agreement, and to use, research, develop and manufacture products worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory, and to use, research, develop and manufacture products worldwide solely for purposes of commercialization. The Company also entered into a supply agreement with Orion in which Orion will supply the Company with Dexmedetomidine at no cost during the product development period, and, upon United States Food and Drug Administration, or FDA, approval, Orion will supply commercial quantities of bulk active pharmaceutical ingredient Dexmedetomidine for commercialization.

The Company will pay up to €20,500 ($21.9 million as of March 31, 2017) in contingent milestones upon the achievement of certain regulatory and commercialization events. There are also royalty payments to be paid at varying percentages of net sales, which generally range from 10% to 20% depending on annual sales levels. No amounts were due or payable during 2017 or 2016.

In July 2010, the Company entered into a License Agreement with Orion for Fadolmidine. Under the Fadolmidine License Agreement, the Company was granted an exclusive license under the Orion Know-How and Orion Patent Rights (each as defined in the License Agreement) to commercialize products in the territory, as defined in such agreement, and to use, research, develop and manufacture products worldwide solely for purposes of commercialization.

The Company will pay up to an additional €12,200 ($13.1 million as of March 31, 2017) in contingent milestones upon the achievement of certain regulatory and commercialization events. There are also royalty payments to be paid at varying percentages, which range from 10% to 15% of net sales. No amounts were due or payable during 2017 or 2016.

As of March 31, 2017, the Company had $4,866 of non-cancellable commitments at our CDMO segment facility for capital expenditures and material and services.

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

The Company also entered into a Development, Manufacturing and Supply Agreement, or Supply Agreement, with Alkermes (through a subsidiary of Alkermes), pursuant to which Alkermes will (i) provide clinical and commercial bulk supplies of injectable meloxicam formulation and (ii) provide development services with respect to the Chemistry, Manufacturing and Controls section of an NDA for injectable meloxicam. Pursuant to the Supply Agreement, Alkermes will supply the Company with such quantities of bulk injectable meloxicam formulation as shall be reasonably required for the completion of clinical trials of injectable meloxicam. During the term of the Supply Agreement, the Company will purchase its clinical and commercial supplies of bulk injectable meloxicam formulation exclusively from Alkermes, subject to certain exceptions, for a period of time.

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Zohydro ER® is subject to six paragraph IV certifications, two of which were filed in 2014 by Actavis plc, or Actavis, and Alvogen Pine Brook, Inc., or Alvogen, regarding the filing of Abbreviated NDAs, or ANDAs, with the FDA for a generic version of Zohydro ER®, one of which was filed in April 2015 by Actavis regarding the filing of a supplemental ANDA, or sANDA, and another three of which were filed in November 2015 and October 2016 by Actavis, and in December 2015 by Alvogen regarding one of our recently issued patents relating to a formulation of Zohydro ER®. These certification notices allege that three U.S. patents listed in the FDA’s Orange Book for Zohydro ER®, with an expiration date of November 2019 and September 2034, will not be infringed by Actavis’ or Alvogen’s proposed products, are invalid and/or are unenforceable. In 2014, Davrata Limited (a subsidiary of Alkermes and the Company’s predecessor in interest) filed suit against each of Actavis and Alvogen in the U.S. District Court for the District of Delaware based on the ANDAs, and in 2015, the Company filed suit against Actavis in the U.S. District Court for the District of Delaware based on the sANDA. In addition, in April 2015, the U.S. Patent and Trademark Office, or the USPTO, declared an interference between one of the Company’s patent applications relating to a dosage form of Zohydro ER® and two Purdue Pharma, LP, or Purdue, applications. On April 29, 2016, the USPTO found the Company’s claims and the Purdue claims involved in the interference to be invalid. Purdue appealed this decision to the U.S. Court of Appeals for the Federal Circuit on June 28, 2016.

Under the Company’s license agreement with Pernix, the Company has the right to control the enforcement of the Company’s patents and related proceedings involving Zohydro ER® and any prospective generic entrant, and Pernix has the obligation to reimburse the Company for all reasonable costs of paragraph IV certification actions. On September 29, 2016, the Company entered into a settlement agreement with Alvogen pursuant to which the case against Alvogen was dismissed. In February 2017, the District Court in the Actavis case ruled in the Company’s favor and enjoined Actavis from selling the proposed generic version of Zohydro ER®. Actavis has appealed this decision to the U.S. Court of Appeals for the Federal Circuit.

(d)	Leases

On January 1, 2017, the Company entered into a six-year lease for the Malvern facility that expires on December 31, 2022. In April 2017, the Company also entered into a three-year lease for office space in Dublin, Ireland that expires April 2020. Rent expense includes rent as well as additional operating and tenant improvement expenses.

As of March 31, 2017, future minimum lease payments (including our Dublin lease) excluding operating expenses and tenant improvements for the leases, are as follows:

Lease payments
2017	$312
2018	496
2019	507
2020	395
2021	362
2022	373
Total	$2,445

(12)	Capital Structure
(a)	Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $0.01 per share.

On March 12, 2014, the Company completed an initial public offering, or IPO, in which the Company sold 4,312,500 shares of common stock at $8.00 per share, resulting in gross proceeds of $34,500. In connection with the IPO, the Company paid $4,244 in underwriting discounts, commissions and offering costs, resulting in net proceeds of $30,256. Also in connection with the IPO, all of the outstanding shares of the Company’s Series A Redeemable Convertible Preferred Stock, including accreted dividends, and Bridge Notes, including accrued interest, were converted into common stock.

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

On August 19, 2016, the Company closed an underwritten public offering in which the company sold 1,986,666 shares of common stock at a price per share of $7.50, for net proceeds of $13,367 after deducting underwriting commissions and offering expenses.

On December 16, 2016, the Company closed an underwritten public offering in which the company sold 6,670,000 shares of common stock at a price per share of $6.00, for net proceeds of $36,888 after deducting underwriting commissions and offering expenses.

(b)	Common Stock Purchase Agreement

On February 2, 2015, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital was committed to purchase, at the Company’s election, up to an aggregate of $10,000 of shares of the Company’s common stock over the 24-month term of the Purchase Agreement. On the execution of the Purchase Agreement, the Company issued 96,463 shares of common stock to Aspire Capital with a fair value of $285, as consideration for entering in the Purchase Agreement. In addition, the Company incurred $253 of costs in connection with the Aspire Capital facility, which, along with the fair value of the common stock, has been recorded as deferred equity costs. During 2016, the Company sold 1,143,940 shares of common stock under the Purchase Agreement for $7,796. The agreement expired in February 2017.

(c)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of March 31, 2017, no preferred stock was issued or outstanding.

(d)	Warrants

As of March 31, 2017, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

Number of Shares	Exercise Price per Share	Expiration Date
140,000	$12.00	March 2018
350,000	$19.46	April 2022
294,928	$3.28	April 2022

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

The Company established the 2008 Stock Option Plan, or the 2008 Plan, which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. As of March 31, 2017, no stock appreciation rights have been issued. Subsequent to adoption, the 2008 Plan was amended to increase the authorized number of shares available for grant to 444,000 shares of common stock. In October 2013, the Company established the 2013 Equity Incentive Plan, or the 2013 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. In June 2015, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan, or the A&R Plan, which amended and restated the 2013 Plan and increased the aggregate amount of shares available for issuance to 2,000,000. On December 1st of each year, pursuant to the “Evergreen” provision of the A&R Plan, the number of shares available under the plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year. In December 2016 and 2015, the number of shares available for issuance under the A&R Plan was increased by 619,181 and 461,215, respectively. The total number of shares authorized for issuance under the A&R plan as of March 31, 2017 is 3,080,396.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2017, 479,874 shares and 174 shares are available for future grants under the A&R Plan and 2008 Plan, respectively.

The weighted average grant-date fair value of the options awarded to employees during the three months ended March 31, 2017 and 2016 was $5.29 and $4.09, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	March 31,
	2017	2016
Range of expected option life	6 years	6 years
Expected volatility	84.71%	74.82%
Risk-free interest rate	2.05-2.17%	1.78-1.91%
Expected dividend yield	—	—

The following table summarizes stock option activity during the three months ended March 31, 2017:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2016	2,611,929	$7.01
Granted	509,500	7.36
Exercised	—	—
Expired/forfeited/cancelled	(21,768)	8.20
Balance, March 31, 2017	3,099,661	$7.06	7.6 years
Vested	1,569,164	$6.52	6.2 years
Vested and expected to vest	2,995,062	$7.02	7.6 years

Included in the table above are 364,000 options granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The following table summarizes restricted stock units activity during the three months ended March 31, 2017.

Number of shares
Balance, December 31, 2016	7,750
Granted	238,550
Vested	(7,750)
Expired/forfeited/cancelled	(750)
Balance, March 31, 2017	237,800
Expected to vest	237,800

In January 2017, the Company granted 91,150 performance-based restricted stock units, or RSU’s, which vest based on attaining clinical and operational goals during 2017, as well as 147,400 time-based RSU’s, which vest over four years.

Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $892 and $701, respectively.

As of March 31, 2017, there was $10,693 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 2.9 years.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of March 31, 2017, the aggregate intrinsic value of the vested and unvested options was $3,953 and $2,336, respectively.

(14)	Segment Reporting

The Company operates through two business segments: an Acute Care segment and a revenue-generating CDMO segment. The Acute Care segment is primarily focused on developing innovative products for hospital and related settings, and the CDMO

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

segment leverages the Company’s formulation expertise to develop and manufacture pharmaceutical products using the Company’s proprietary delivery technologies for commercial partners who commercialize or plan to commercialize these products. Acute Care has no revenue, and its costs consist primarily of expenses incurred in conducting the Company’s clinical and preclinical studies, acquiring clinical trial materials, regulatory activities, personnel costs and pre-commercialization of meloxicam. CDMO revenue streams are derived from manufacturing, royalty and profit-sharing revenues, as well as CDMO’s research and development of services performed for commercial partners.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates performance of its reportable segments based on revenue and operating income (loss). The Company does not allocate interest income, interest expense or income taxes to its operating segments.

The following table summarizes segment information as of and for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Revenues:
CDMO	$18,742	$17,742
Acute Care	—	—
Total	$18,742	$17,742

Operating income (loss):
CDMO	$6,199	$5,644
Acute Care	(13,501)	(10,669)
Total	$(7,302)	$(5,025)

Depreciation and amortization:
CDMO	$1,837	$1,917
Acute Care	5	—
Total	$1,842	$1,917

Capital expenditures:
CDMO	$1,530	$344
Acute Care	214	—
Total	$1,744	$344

	March 31,	December 31,
	2017	2016
Total assets:
CDMO	$75,588	$77,828
Acute Care	100,486	105,169
Total	$176,074	$182,997

(15)	Related Party Transactions

The Company’s President and Chief Executive Officer, or CEO, owns a majority of the stock of Malvern Consulting Group, or MCG, a pharmaceutical incubator and consulting firm. The CEO’s husband, who is also a shareholder of the Company, is a consultant and a shareholder of MCG. In addition, the CEO’s son is the President and a shareholder of MCG. During 2016, certain immediate family members of the CEO were employees of MCG, including the CEO’s brother and sister-in-law. Since formation, the Company entered into various transactions with MCG, as detailed below. However, since becoming a public company, the Company sought to decrease its involvement with MCG, and, as of December 31, 2016, the Company no longer has any involvement or transactions with MCG.

During 2016, certain of the Company’s executive officers, its CEO, its Senior Vice President, Development and its Senior Vice President, Regulatory Affairs and Quality Assurance, who is also the CEO's sister, provided minimal consulting services from

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

time to time to MCG. Until December 31, 2016, the Company was a party to a Master Consulting Services Agreement with MCG. Pursuant to the agreement, MCG provided the Company with certain consulting services for a fee based upon hourly rates previously approved by the Company’s Board of Directors. In consideration for such services, the Company recorded $101 for the three months ended March 31, 2016. A portion of these amounts were used during 2016 to pay a portion of the respective salaries of MCG employees that, as described above, included immediate family members of the Company’s CEO.

Until December 31, 2016, the Company was party to an Office Services Agreement with MCG for the lease of an aggregate of 8,458 square feet of office and lab space located at our Malvern facility and the provision of IT services and general office support. Pursuant to the Office Services Agreement, the Company paid MCG $51 in the three months ended March 31, 2016. The Company terminated this agreement on December 31, 2016 and is now a party to a six-year lease directly with the landlord of the Company’s Malvern facility (see Note 11).

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with interim unaudited financial statements contained in Part I, Item 1 of this quarterly report, and the audited financial statements and notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on March 9, 2017. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Recro” refer to Recro Pharma, Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We may, in some cases, use terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.

These forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:

•	our estimates regarding expenses, future revenue, capital requirements and timing and availability of and the need for additional financing;
•	the results, timing and outcome of our clinical trials of injectable meloxicam or our other product candidates, and any future clinical and preclinical studies;
•	our ability to obtain and maintain regulatory approval of injectable meloxicam and our product candidates, and the labeling under any approval that we may obtain;
•	our ability to successfully commercialize injectable meloxicam or our other product candidates, upon regulatory approval;
•	our ability to comply with the legal and regulatory frameworks applicable to our business and other regulatory developments in the United States and foreign countries;
•

our ability to raise future financing and attain profitability for continued development of our business and our product candidates and to meet required debt payments, and any milestone payments owing to Alkermes plc, or Alkermes, or our other licensing and collaboration partners;

•	our ability to operate under increased leverage and associated lending covenants;
•	the performance of third-parties upon which we depend, including third-party contract research organizations, or CRO’s, and third-party suppliers and manufacturers;
•	our ability to obtain patent protection and defend our intellectual property rights against third parties;
•	our ability to maintain our relationships and contracts with our key commercial partners;
•	our ability to recruit or retain key scientific, technical, commercial, and management personnel or to retain our executive officers;
•

our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including Good Manufacturing Practice, or cGMP, compliance and U.S. Drug Enforcement Agency, or DEA, compliance; and

•

the effects of changes in our effective tax rate due to changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in the tax laws.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 9, 2017 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

Overview

We are a specialty pharmaceutical company that operates through two business divisions: an Acute Care division and a revenue-generating CDMO division. Each of these divisions are deemed to be reportable segments for financial reporting purposes.

Our Acute Care segment is primarily focused on developing innovative products for commercialization in hospital and related settings. Our lead product candidate, IV meloxicam, has successfully completed two pivotal Phase III clinical trials, a large safety trial and other safety studies for the management of moderate to severe pain. Overall, we enrolled a total of approximately 1,100 patients in our Phase III program, and we anticipate filing an NDA for injectable meloxicam with the FDA in the summer of 2017. Our Acute Care segment has no revenue and our costs consist primarily of expenses incurred in conducting our clinical trials and preclinical studies, acquiring clinical trial materials, regulatory activities, initial pre-commercialization of meloxicam and personnel costs.

Our CDMO segment leverages our formulation expertise to develop and manufacture pharmaceutical products using our proprietary delivery technologies for commercial partners who commercialize or plan to commercialize these products. These collaborations result in revenue streams including royalties, profit sharing, research and development and manufacturing, which support continued operations for our CDMO segment and have contributed funds to be used in our research and development and pre-commercialization activities in our Acute Care segment. We operate a 97,000 square-foot, DEA-licensed manufacturing facility in Gainesville, Georgia, and we currently develop and/or manufacture the following key products with our commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, generic Verapamil and Zohydro ER®, as well as development stage products. Our CDMO segment’s revenue streams are derived from manufacturing, royalty and profit sharing revenues, as well as our research and development of services performed for commercial partners.

We have incurred losses and generated negative cash flows from operations since inception, and expect to continue to incur significant and increasing operating losses for the foreseeable future. Substantially all of our operating losses resulted from costs incurred in connection with our development programs, including our non-clinical and formulation development activities, manufacturing, clinical trials and pre-commercialization activities. We have used revenue generated by our CDMO segment primarily to fund operations at our Gainesville, Georgia manufacturing facility, to make payments under our credit facility and to partially fund our development and pre-commercialization activities of our Acute Care segment. We believe our CDMO’s revenue will continue to contribute cash for general corporate purposes that may, to some extent, reduce the amount of external capital needed to fund development operations. We expect to incur increasing expenses over the next several years to develop and commercialize injectable meloxicam. For IV meloxicam, we plan to prepare for NDA submission, as well as continue pre-commercial activities. Based upon the availability of additional financial resources, we may also develop and commercialize our other product candidates in our pipeline, including additional proprietary formulations of injectable meloxicam, Dex and Fado, as well as other products we may in-license.

On April 10, 2015, we completed the Gainesville Transaction. The Gainesville Transaction transformed our business through the addition of a revenue-generating business and the increase in our workforce as a result of the addition of the employees at our Gainesville, Georgia manufacturing facility. The consideration paid consisted of $50.0 million cash, a $4.0 million working capital adjustment and a seven-year warrant to purchase 350,000 shares of our common stock at an exercise price of $19.46 per share. In addition, we may be required to pay up to an additional $125.0 million in milestone payments (including, at our election, either (i) $10 million upon NDA filing and $30 million upon regulatory approval or (ii) an aggregate of $45 million upon regulatory approval, as well as net sales milestones) and a royalty percentage of future product net sales related to injectable meloxicam.

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

Financial Overview

Revenues

During the three months ended March 31, 2017 and 2016, we recognized revenues in four categories: manufacturing revenue, royalty, profit sharing and research and development revenue. All revenue is generated from our CDMO segment.

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

Research and development revenue—Research and development revenue consists of funding that compensates us for formulation, and preparation of pre-clinical and clinical testing drug product materials prepared by our CDMO segment under research and development arrangements with commercial partners. We generally bill our commercial partners under research and development arrangements using a full-time equivalent or hourly rate, plus direct external costs, if any.  In an agreement which specifies milestones, we  recognize revenue upon achievement of manufacturing and regulatory events.

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

The majority of our external research and development costs relate to clinical trials, analysis and testing of the product and patent costs. We currently use third parties for a portion of our administration, manufacturing and regulatory affairs. Costs related to facilities, depreciation and support are not charged to specific programs.

The successful development of our product candidates is highly uncertain and subject to a number of risks, including, but not limited to:

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

•	the costs, timing and outcome of regulatory review of a product candidate;
•	the emergence of competing technologies and products and other adverse market developments, which could impede our commercial efforts; and
•	the other risks disclosed in the section titled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

In addition, research and development expenses consist of costs incurred by our CDMO segment in connection with research and development services performed for our partners, as well as other product development activities. We expense research and development costs as incurred. Advanced payments for goods and services that will be used in future research and development activities are initially recorded as prepaid expenses and expensed as the activity is performed or when the goods have been received.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, marketing and finance functions. General and administrative expenses also include professional fees for legal, including patent-related expenses, consulting, auditing and tax services, and stock compensation expense.

We expect our research and development and general and administrative expenses to continue to increase as we continue clinical and pre-commercialization activities for injectable meloxicam, and engage in other pipeline development activities, and as we continue to incur costs relating to our operations as a public company, including increased headcount and increased salary, consulting, legal, patent and compliance, accounting, insurance and investor relations costs.

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

Interest Expense

Interest expense for the three months ended March 31, 2017 and 2016 was a result of interest expense incurred on our OrbiMed senior secured term loan and the amortization of the related financing costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
	(amounts in thousands)
Revenue:
Manufacturing, royalty and profit sharing revenue	$18,128	$17,138
Research and development revenue	614	604
Total revenues	18,742	17,742
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	10,498	10,271
Research and development	7,763	7,808
General and administrative	4,032	2,658
Amortization of intangible assets	646	646
Change in warrant valuation	291	(1,594)
Change in contingent consideration valuation	2,814	2,978
Total operating expenses	26,044	22,767
Operating loss	(7,302)	(5,025)
Other income (expense):
Interest income (expense)	(1,078)	(1,503)
Loss before income taxes	(8,380)	(6,528)
Income tax benefit (expense)	293	(11)
Net loss	$(8,087)	$(6,539)

Revenue and costs of sales. Our revenues were $18.7 million and $17.7 million and cost of sales were $10.5 million and $10.3 million for the three months ended March 31, 2017 and 2016, respectively. The increase of $1.0 million in revenue, or 6%, was primarily the result of an increase of $2.4 million in royalty and profit sharing revenue offset by $1.4 million change in the timing of orders and shipments related to certain of our commercial partners. One of our commercial partners, Pernix, is out of stock for the 20mg dosage strength of Zohydro ER® due to a manufacturing issue. The 20mg dosage strength is one of six strengths we manufacture for Pernix. For fiscal year 2016, revenues across all Zohydro ER® strengths represented less than 10% of our total revenues. Cost of sales increased $0.2 million, or 2%.

Research and Development. Our research and development expenses were $7.8 million for each of the three months ended March 31, 2017 and 2016. Although we experienced a decrease in our IV meloxicam clinical trial expenses of $1.3 million, this decrease was offset by increases of $0.5 million of pre-commercialization manufacturing costs for IV meloxicam, $0.4 million of salaries and benefits expense due to increased Acute Care clinical headcount and $0.3 million of higher R&D expenses at our CDMO facility.

General and Administrative. Our general and administrative expenses were $4.0 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively. The increase of $1.3 million was primarily due to increased headcount in our Acute Care division, and pre-commercialization and medical affairs expenses.

Amortization of Intangible Assets. Amortization expense was $0.6 million for each of the quarters ended March 31, 2017 and 2016, which was exclusively related to the amortization of our royalties and contract manufacturing relationships intangible asset over its six-year estimated useful life.

Interest Expense, net. Interest expense, net was $1.1 million and $1.5 million during the three months ended March 31, 2017 and 2016, respectively, due to a lower principal balance on our OrbiMed senior secured term loan and amortization of the related financing costs.

Income Tax Benefit (Expense). Income tax benefit was $0.3 million for the three months ended March 31, 2017 due to income tax related to our U.S. operations offset by our federal research and development credits, and income tax expense of $0.01 million for the three months ended March 31, 2016 due to income tax related to our U.S. operations. We believe that it is more likely than not that the deferred income tax assets associated with our foreign operations will not be realized, and as such, there is a full valuation allowance against our foreign deferred tax assets.

Operating Income (Loss) per Segment.

CDMO Segment-

Our CDMO’s gross margin percentage was 44% and 42% in the three months ended March 31, 2017 and 2016. Our revenues increased by $1.0 million, or 6%, and was primarily the result of an increase of $2.4 million in royalty and profit sharing revenue offset by $1.4 million change in the timing of orders and shipments related to certain of our commercial partners. One of our commercial partners, Pernix, is out of stock for the 20mg dosage strength of Zohydro ER® due to a manufacturing issue. The 20mg dosage strength is one of six strengths we manufacture for Pernix. For fiscal year 2016, revenues across all Zohydro ER® strengths represented less than 10% of our total revenues. Cost of sales increased $0.2 million, or 2%.

CDMO’s operating expenses (excluding cost of sales) increased by $0.2 million, from $1.8 million in the three months ended March 31, 2016 to $2.0 million in the three months ended March 31, 2017. Research and development expenses increased by $0.3 million due to increased overhead costs in 2017. General and administration expenses decreased by $0.1 million due to a decrease in patent costs partially offset by an increase in marketing expenses. All of the above contributed to CDMO’s operating income of $6.2 million for the three months ended March 31, 2017, which included non-cash charges of $1.8 million for depreciation and amortization and $0.3 million for stock-based compensation.

Acute Care Segment-

Acute Care’s operating expenses increased $2.8 million from $10.7 million in the three months ended March 31, 2016 to $13.5 million in the three months ended March 31, 2017. Research and development expenses decreased $0.3 million as a result of a decrease in our IV meloxicam clinical trial expenses, which was partially offset by increased costs in IV meloxicam pre-commercialization manufacturing costs and increased  headcount. General and administrative costs increased by $1.4 million as a result of increased headcount and increased pre-commercialization marketing expenses. Non-cash charges of the warrant valuation increased $0.3 million and contingent consideration increased by $2.8 million. All of the above contributed to Acute Care’s operating loss of $13.5 million for the three months ended March 31, 2017, which included non-cash charges of $0.05 million for depreciation and amortization and $0.6 million for stock-based compensation.

Liquidity and Capital Resources

As of March 31, 2017, we had $55.5 million in cash and net cash equivalents and short-term investments.

Since inception through March 31, 2017, we have financed our product development, operations and capital expenditures primarily from Series A Preferred Stock, Bridge Notes and sales of our common stock of $116.4 million, which includes $57.6 million raised in 2016. Revenues from our CDMO segment are used primarily to fund operations at our Gainesville, Georgia manufacturing facility, to make payments under our credit facility and to partially fund the development and pre-commercialization activities of our Acute Care segment. During the three months ended March 31, 2017, our capital expenditures were $1.7 million.

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

On March 7, 2015, in connection with the Gainesville Transaction, we, through a wholly owned subsidiary, entered into a credit agreement with OrbiMed. Pursuant to the credit agreement, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015, which amount was used to fund the Gainesville Transaction. The unpaid principal amount under the credit agreement is due and payable on the five-year anniversary of the loan provided thereunder by OrbiMed. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. We may make voluntary prepayments in whole or in part, subject to: (i) on or prior to the 36-month anniversary of the closing of the credit agreement, payment of a buy-out premium amount equal to (A) for full prepayments, $75 million less all previously prepaid principal amount and all previously paid interest or (B) for partial prepayments of the unpaid principal amount, 0.5 times the partial prepayment amount less interest payments previously paid in respect to the partial prepayment amount and; and (ii) after the 36-month anniversary of the closing of the credit agreement, payment of an exit fee amount equal to 10% of the amount of any prepayments. As defined by the agreement, based upon our CDMO segment financial results, OrbiMed has the option to require us to prepay a portion of the Loan balance based upon an Excess Cash Flow calculation. No payments under this option shall be subject to the buy-out premium. The credit agreement carries interest at three-month LIBOR plus 14.0% with 1.0% floor. This obligation is secured by substantially all of our assets. As of March 31, 2017, we have paid $22.7 million of the outstanding principal on our senior secured term loan from free cash flow.

Sources and Uses of Cash

Cash used in operations was $7.1 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively, which represents our operating losses less our stock-based compensation, depreciation, non-cash interest expense, changes in fair value of warrants and contingent consideration and amortization of intangibles, as well as changes in operating assets and liabilities.

Cash used in investing activities was $37.9 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively, and reflected cash used for the purchase of short-term investments in 2017 and property and equipment in 2017 and 2016. Our short-term investments are U.S. Government and agency bonds with maturities of less than one year.

Cash used by financing activities was $2.1 million for the three months ended March 31, 2016, primarily as a result of excess cash flow payments of $2.6 million made related to the OrbiMed credit agreement offset by $0.06 million in proceeds from the sale of shares of common stock through our common stock purchase agreement with Aspire Capital. There was no cash provided/used by financing activities for the three months ended March 31, 2017.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	the timing and expenses of trials prior to an NDA for injectable meloxicam;
•	the timing and outcome of the FDA’s review of an NDA for injectable meloxicam, if our trials are successful;
•	the timing and outcome of our Phase IIIB clinical studies for injectable meloxicam;
•	the extent to which the FDA may require us to perform additional preclinical studies, clinical trials or pre-commercial manufacturing of injectable meloxicam;
•	the timing to fund the Gainesville Transaction regulatory milestone payments and other contingent consideration;
•	the costs of our commercialization activities, if approved by the FDA;
•	the cost of purchasing manufacturing and other capital equipment for our potential products;
•	the scope, progress, results and costs of development for our other product candidates;
•	the cost, timing and outcome of regulatory review of our other product candidates;
•	the extent to which we in-license, acquire or invest in products, businesses and technologies;
•	the timing and extent of our manufacturing and capital expenditures related to our CDMO division;
•	our ability to maintain our relationships and contracts with our commercial partners;
•	our ability to comply with stringent U.S. & foreign government regulation in the manufacture of pharmaceutical products, including cGMP and U.S. DEA requirements;
•	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for product candidates;
•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims; and
•

the effect of any changes in our effective tax rate due to changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws.

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

Contractual Commitments

The following is a discussion of our contractual commitments as of March 31, 2017.

Licenses

We have in-licensed product candidates that generally trigger or require payments to the partner from whom we have licensed the product. Such payments frequently take the form of:

•

an up-front payment, the size of which varies depending on the phase of the product candidate and how many other companies would like to obtain the product, which is paid very soon after signing a license agreement;

•	royalties as a percentage of net sales of the product; and
•

milestone payments, which are paid when certain parts of the overall development program and regulatory milestones (such as filing an IND or an NDA) are successfully accomplished, as well meeting certain sales thresholds.

For example, we are party to an exclusive license with Orion for the development and commercialization of Dex for use in the treatment of pain in humans in certain dosage forms in the Territory. We are required to pay Orion lump-sum payments on the achievement of certain developmental milestones and upon the achievement of certain commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. We will pay milestone payments to Orion of up to €20.5 million ($21.9 million as of March 31, 2017) after regulatory approval of Dex dosage forms and upon achieving certain sales milestones. Through March 31, 2017, no such milestones have been achieved. We are also party to an exclusive license agreement with Orion for the development and commercialization of Fado for use as a human therapeutic in any dosage form in the Territory. We are required to pay Orion lump-sum amounts on completion of certain development milestones and on achievement of certain commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15%. We will pay milestone payments to Orion of up to €12.2 million ($13.1 million as of March 31, 2017), after regulatory filing and approval and upon achieving certain sales milestones. Through March 31, 2017, no such milestones have been achieved.

We may also out-license products for which we hold the rights to other companies for commercialization in other territories or, at times, for other uses and would seek appropriate compensation.

Contingent Consideration

Pursuant to the purchase and sale agreement governing the Gainesville Transaction, we agreed to pay to Alkermes up to an additional $125.0 million in milestone payments (including, at our election, either (i) $10 million upon NDA filing and $30 million upon regulatory approval or (ii) an aggregate of $45 million upon regulatory approval, as well as net sales milestones) and royalties on future product sales of injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). Through March 31, 2017, no milestones have been achieved.

Product Manufacturing

We are party to a supply agreement with Alkermes for the clinical and, if approved by the FDA, commercial supply of injectable meloxicam. Pursuant to our agreement with Alkermes, we will purchase our clinical and commercial supplies of bulk injectable meloxicam formulation exclusively from Alkermes, subject to certain exceptions. We are also party to an API supply agreement with Orion, whereby Orion provides us with API for the development and commercialization of our Dex product candidates. Prior to obtaining regulatory approval, subject to advance notice to Orion, Orion will provide API without charge for agreed-upon amounts. Any amounts ordered by us that are greater than the planned supply will be charged at 50% of the supply price for commercial product.

Leases

On January 1, 2017, we entered into a six-year lease of our Malvern facility that expires on December 31, 2022. In April 2017, we also entered into a three-year lease for office space in Dublin, Ireland. Our CMDO facility leases local space for additional equipment and documentation storage on a month-to-month basis.

Debt

Pursuant to our credit agreement with OrbiMed, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015. The unpaid principal amount under the credit agreement is due and payable in April 2020. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. As defined by the agreement, based upon our CDMO segment financial results, OrbiMed has the option to require the Company to prepay a portion of the loan balance based upon an Excess Cash Flow calculation. As of March 31, 2017, we have paid $22.7 million of the outstanding principal on our senior secured term loan from free cash flow.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K filed with the SEC on March 9, 2017. There have not been any significant changes to such critical accounting policies since December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. At March 31, 2017, we had approximately $54.1 million invested in money market instruments and government and agency bonds. We believe our policy of investing in highly-rated securities, whose liquidities are, at March 31, 2017, all less than one year, minimizes such risks. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. We do not enter into investments for trading or speculative purposes. Our OrbiMed senior secured term loan interest expense is based on the current committed rate of LIBOR plus 14% with a 1.0% LIBOR floor. A fluctuation in LIBOR of 0.25% would result in a charge of $0.1 million of interest expense.

We have license agreements with Orion for Dex and Fado which require the payment of milestones upon the achievement of certain regulatory and commercialization events and royalties on product sales, which are required to be made in Euros. As of March 31, 2017, no milestones or royalties were due under these agreements, and we do not anticipate incurring milestone or royalty costs under these agreements until we advance our development of Dex or Fado. We do not believe foreign currency exchange rate risk is a material risk at this time; however, these agreements could, in the future, give rise to foreign currency transaction gains or losses. As a result, our results of operations and financial position could be exposed to changing currency exchange rates. In the future, we may periodically use forward contracts to hedge certain transactions or to neutralize exposures.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2017. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Zohydro ER® has been subject to six paragraph IV certifications, two of which were filed in 2014 by Actavis plc, or Actavis, and Alvogen Pine Brook, Inc., or Alvogen, regarding the filing of Abbreviated NDAs, or ANDAs, with the FDA for a generic version of Zohydro ER®, one of which was filed in April 2015 by Actavis regarding the filing of a supplemental ANDA, or sANDA, and another three of which were filed in November 2015 and October 2016 by Actavis and in December 2015 by Alvogen regarding one of our recently issued patents relating to a formulation of Zohydro ER®. These certification notices allege that the three U.S. patents listed in the FDA’s Orange Book for Zohydro ER®, with an expiration date in November 2019 or September 2034, will not be infringed by Actavis’ or Alvogen’s proposed products, are invalid and/or are unenforceable. In 2014, Daravita Limited (a subsidiary of Alkermes and our predecessor in interest) filed suit against each of Actavis and Alvogen in the U.S. District Court for the District of Delaware based on the ANDAs, and, in 2015, we filed suit against Actavis in the U.S. District Court for the District of Delaware based on the sANDA. In addition, in April 2015, the U.S. Patent and Trademark Office declared an interference between one of our patent applications relating to a dosage form of Zohydro ER® and two Purdue Pharma, LP, or Purdue, applications. On April 29, 2016, the USPTO found our claims and the Purdue claims involved in the interference to be invalid. Purdue appealed this decision to the U.S. Court of Appeals for the Federal Circuit on June 28, 2016.

Under our license agreement with Pernix, we have the right to control the enforcement of our patents and related proceedings involving Zohydro ER® and any prospective generic entrant, and Pernix has the obligation to reimburse us for all reasonable costs of such actions. On September 29, 2016, we entered into a settlement agreement with Alvogen pursuant to which the case against Alvogen was dismissed. In February 2017, the District Court in the Actavis case ruled in our favor and enjoined Actavis from selling the proposed generic version of Zohydro ER®. Actavis has appealed this decision to the U.S. Court of Appeals for the Federal Circuit.

Item 1A.	Risk Factors.

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
(a)	Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1†	Second Amendment to the Development, Manufacturing and Supply Agreement, dated February 1, 2017, by and between Alkermes Pharma Ireland Limited and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 9, 2017 (File No. 001-36329).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECRO PHARMA, INC.

Date: May 11, 2017	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2017	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1†	Second Amendment to the Development, Manufacturing and Supply Agreement, dated February 1, 2017, by and between Alkermes Pharma Ireland Limited and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 9, 2017 (File No. 001-36329).

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.