Form 10-Q
period 2017-09-30
Recro Pharma, Inc.
filed 2017-11-09
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2017

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

As of November 7, 2017, there were 19,123,935 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$11,803	$64,483
Short-term investments	29,507	—
Accounts receivable	13,126	10,411
Inventory	9,891	8,746
Prepaid expenses and other current assets	2,785	1,118
Total current assets	67,112	84,758
Property, plant and equipment, net	38,197	37,300
Deferred income taxes	21,759	17,060
Intangible assets, net	35,496	37,433
Goodwill	6,446	6,446
Total assets	$169,010	$182,997
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,823	$4,132
Accrued expenses and other current liabilities	9,150	9,893
Current portion of contingent consideration	30,372	—
Current portion of long-term debt, net	—	2,236
Total current liabilities	42,345	16,261
Long-term debt, net	24,890	22,152
Warrants and other long-term liabilities	3,600	3,397
Long-term portion of contingent consideration	48,525	69,574
Total liabilities	119,360	111,384
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 50,000,000 shares; issued and outstanding, 19,060,260 shares at September 30, 2017 and 19,043,216 shares at December 31, 2016	191	190
Additional paid-in capital	136,732	132,691
Accumulated deficit	(87,265)	(61,268)
Accumulated other comprehensive loss	(8)	—
Total shareholders’ equity	49,650	71,613
Total liabilities and shareholders’ equity	$169,010	$182,997

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2017	2016	2017	2016
Revenue	$17,114	$16,951	$52,790	$51,973
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	6,882	5,745	27,829	25,563
Research and development	9,296	7,046	24,132	23,175
General and administrative	6,635	3,841	16,990	9,263
Amortization of intangible assets	646	646	1,937	1,937
Change in warrant valuation	808	402	15	47
Change in contingent consideration valuation	3,550	3,192	9,323	7,705
Total operating expenses	27,817	20,872	80,226	67,690
Operating loss	(10,703)	(3,921)	(27,436)	(15,717)
Other income (expense):
Interest income	62	10	284	27
Interest expense	(1,235)	(1,450)	(3,625)	(4,279)
Net loss before income taxes	(11,876)	(5,361)	(30,777)	(19,969)
Income tax benefit (expense)	2,821	(18)	4,780	166
Net loss	$(9,055)	$(5,379)	$(25,997)	$(19,803)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.48)	$(0.50)	$(1.36)	$(2.01)
Weighted average common shares outstanding, basic and diluted	19,058,956	10,780,911	19,053,636	9,862,526

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	68	—	(8)	—
Comprehensive loss	$(8,987)	$(5,379)	$(26,005)	$(19,803)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2017

(Unaudited)

	Common Stock		Additional		Accumulated other
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	comprehensive loss	Total
Balance, December 31, 2016	19,043,216	190	132,691	(61,268)	—	71,613
Stock-based compensation expense	—	—	4,265	—	—	4,265
Stock option exercise	4,256	1	26	—	—	27
Issuance of restricted stock units	12,788	—	(250)	—	—	(250)
Other comprehensive loss	—	—	—	—	(8)	(8)
Net loss	—	—		(25,997)	—	(25,997)
Balance, September 30, 2017	19,060,260	$191	$136,732	$(87,265)	$(8)	$49,650

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(amounts in thousands)	2017	2016
Cash flows from operating activities:
Net loss	$(25,997)	$(19,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,265	2,799
Non-cash interest expense	612	800
Depreciation expense	3,655	3,756
Amortization	1,937	1,937
Acquired in-process research and development charges	766	—
Change in warrant valuation	15	47
Change in contingent consideration valuation	9,323	7,705
Deferred income taxes	(4,698)	(352)
Changes in operating assets and liabilities, net of effect of acquisition:
Inventory	(1,146)	(830)
Prepaid expenses and other current assets	(1,667)	(911)
Accounts receivable	(2,715)	(3,844)
Accounts payable, accrued expenses and other liabilities	(2,391)	4,498
Net cash used in operating activities	(18,041)	(4,198)
Cash flows from investing activities:
Purchase of property and equipment	(4,586)	(2,014)
Purchase of short-term investments	(55,626)	—
Proceeds from maturity/redemption of investments	26,000	—
Acquisition of license agreement	(437)	—
Net cash used in investing activities	(34,649)	(2,014)
Cash flows from financing activities:
Proceeds from Aspire facility	—	4,175
Payments on long-term debt	—	(6,324)
Proceeds from sale of common stock, net of transaction costs	—	13,367
Payments of withholdings on shares withheld for income taxes	(17)	(33)
Proceeds from option exercise	27	—
Net cash provided by financing activities	10	11,185
Net decrease in cash and cash equivalents	(52,680)	4,973
Cash and cash equivalents, beginning of period	64,483	19,779
Cash and cash equivalents, end of period	$11,803	$24,752
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,122	$3,479
Cash paid for taxes	$467	$—
Unrealized loss on available-for-sale securities	$8	$—
Purchase of property, plant and equipment included in accrued expenses and accounts payable	$774	$307
Amortization of deferred equity costs	$—	$224
Withholdings on shares withheld for income taxes included in accrued expenses	$233	$—
Retirement of fully depreciated property, plant and equipment	$152	$—

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1)	Background

Recro Pharma, Inc., or the Company, was incorporated in Pennsylvania on November 15, 2007. The Company is a specialty pharmaceutical company that operates through two business divisions: an Acute Care division and a revenue-generating contract development and manufacturing, or CDMO division. Each of these divisions are deemed to be reportable segments (see Note 3(m) and Note 17). The Acute Care division is primarily focused on developing innovative products for hospital and other acute care settings, and the CDMO division leverages the Company’s formulation expertise to develop and manufacture pharmaceutical products using the Company’s proprietary delivery technologies for commercial partners who commercialize or plan to commercialize these products. On April 10, 2015, the Company acquired from Alkermes plc, or Alkermes, worldwide rights to intravenous and intramuscular, or injectable, meloxicam, a proprietary long-acting preferential COX-2 inhibitor being developed for the management of moderate to severe pain, as well as a contract manufacturing facility, royalty and formulation business in Gainesville, Georgia. The acquisition is referred to herein as the Gainesville Transaction. In July 2017, the Company submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or the FDA, for its lead investigational product candidate intravenous, or IV, meloxicam 30 mg for the management of moderate to severe pain. The FDA has accepted the NDA for review and has set a Prescription Drug User Fee Act, or PDUFA, date of May 26, 2018.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses from operations since inception and has an accumulated deficit of $87,265 as of September 30, 2017. Though its CDMO segment has been profitable, the Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates, including the payment of the Gainesville Transaction contingent payments, which may become due upon achievement of certain development and commercialization milestones for meloxicam (see Note 4). Insufficient funds may cause the Company to delay, reduce the scope of or eliminate one or more of its development, commercialization or expansion activities. The Company may raise such funds through debt refinancing, bank or other loans, through strategic research and development, licensing (including out-licensing) and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of its common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business. The Company’s future operations are highly dependent on a combination of factors, including (i) the continued profitability of the CDMO segment; (ii) the timely and successful completion of additional financing and/or alternative sources of capital, debt, partnering or out-licensing transactions; (iii) the success of its research and development, including the results and timing of its clinical trials; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately, (v) regulatory approval and market acceptance of the Company’s proposed future products. Management believes that the Company’s existing cash, cash equivalents and short-term investments as of September 30, 2017 will be sufficient to fund its operations through mid-year 2018.

(3)	Summary of Significant Accounting Principles
(a)	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by the U.S. GAAP for complete annual financial statements. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.

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

In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, “Business Combinations,” or ASC 805, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Valuations are performed to assist in determining the fair values of assets acquired and liabilities assumed, which requires management to make significant estimates and assumptions, in particular with respect to intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based in part on historical experience and information obtained from management of the acquired companies and expectations of future cash flows. Transaction costs and restructuring costs associated with the transaction are expensed as incurred. In-process research and development, or IPR&D, is the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. In a business combination, the Company capitalizes IPR&D as an intangible asset, and for an asset acquisition the Company expenses IPR&D in the Consolidated Statements of Operations and Comprehensive Loss on the acquisition date.

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

Intangible assets related to IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and the Company will record a noncash impairment loss on its Consolidated Statements of Operations and Comprehensive Loss. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives.

The impairment test for indefinite-lived intangible assets is a one-step test, which compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on accounting standards, it is required that these assets be assessed at least annually for impairment unless a triggering event occurs between annual assessments, which would then require an assessment in the period which a triggering event occurred. The most recent tests as of November 30, 2016, indicated that goodwill and indefinite-lived intangible assets were not impaired. There were no indicators of impairment as of September 30, 2017.

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

Revenues related to research and development are generally recognized as the related services or activities are performed, in accordance with the contract terms. To the extent that the agreements specify services are to be performed on a fixed basis, revenues are recognized consistent with the pattern of the work performed. In agreements which specify milestones, the Company recognizes revenue from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which the Company has continuing performance obligations would be deferred and recognized over the period of performance.

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

The expected life of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses the historical volatility of our publicly traded stock in order to estimate future stock price trends. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

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

Basic net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average common shares outstanding during the period.  For all periods presented, the outstanding common stock options, warrants and unvested restricted stock units have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

For purposes of calculating diluted loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive.  There are no dilutive common stock equivalents for the three and nine months ended September 30, 2017.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Earnings Per Share
Net loss	$(9,055)	$(5,379)	$(25,997)	$(19,803)
Weighted average common shares outstanding, basic and diluted	19,058,956	10,780,911	19,053,636	9,862,526
Net loss per share of common stock, basic and diluted	$(0.48)	$(0.50)	$(1.36)	$(2.01)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2017 and 2016, as they would be anti-dilutive:

	September 30,
	2017	2016
Options and restricted stock units outstanding	3,928,013	2,363,794
Warrants	784,928	784,928

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(m)	Segment Information

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

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation - Scope of Modification Accounting.  ASU 2017-09 provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” or ASU 2014-09. ASU 2014-09 represents the accounting for and disclosures of revenue recognition, with an effective date for annual and interim periods beginning after December 15, 2016. The update provides a single comprehensive model for accounting for revenue from contracts with customers. The model requires that revenue recognized reflect the actual consideration to which the entity expects to be entitled in exchange for the goods or services defined in the contract, including in situations with multiple performance obligations. In July 2015, the FASB deferred the effective date by one year. The guidance will be effective for annual and interim periods beginning after December 15, 2017. The new standard permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company currently anticipates adopting the standard using the modified retrospective method. The Company has made substantial progress towards completion of its analysis of existing contracts with customers and its assessment of the differences in accounting for such contracts under ASU 2014-09 compared with current revenue accounting standards. The new standard will result in additional revenue-related disclosures in the footnotes to the consolidated financial statements. The Company will continue to assess new customer contracts during 2017. Adoption of this standard will require changes to business processes, systems and controls to support the additional required disclosures. The Company is in the process of implementing such changes.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(4)	Acquisition of Gainesville Facility and Meloxicam

On April 10, 2015, the Company completed the Gainesville Transaction. The consideration paid in connection with the Gainesville Transaction consisted of $50.0 million cash at closing, a $4.0 million working capital adjustment and a seven-year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $19.46 per share. In addition, the Company may be required to pay up to an additional $125.0 million in milestone payments including $45 million upon regulatory approval, as well as net sales milestones related to injectable meloxicam and a percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). Under the acquisition method of accounting, the consideration paid and the fair value of the contingent consideration and royalties are allocated to the fair value of the assets acquired and liabilities assumed. The contingent consideration obligation is remeasured each reporting date with changes in fair value recognized as a period charge within the statement of operations (see Note 6 for further information regarding fair value).

The contingent consideration consists of three separate components. The first component will be payable upon regulatory approval. The second component consists of three potential payments, based on the achievement of specified annual revenue targets. The third component consists of a royalty payment for a defined term on future meloxicam net sales.

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

The transaction was accounted for as an asset acquisition, with the total cost of the acquisition of $766 allocated to acquired IPR&D. The Company recorded an upfront payment obligation of $350, as well as operational liabilities and acquisition-related costs of $416, primarily consisting of reimbursement to Cornell for specified past patent, legal and pre-clinical costs, of which $329 is reported as a component of Accrued expenses and other current liabilities and Other non-current liabilities on the Consolidated Balance Sheet as of September 30, 2017.

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

The Company accounted for the transaction as an asset acquisition based on an evaluation of the accounting guidance (ASC Topic 805) and considered the early clinical stage of the novel and unproven NMB Related Compounds. The Company concluded that the acquired IPR&D of Cornell did not constitute a business as defined under ASC 805 due to the incomplete nature of the inputs and the absence of processes from a market participant perspective. Substantial additional research and development will be required to develop any NMB Related Compounds into a commercially viable drug candidate, including completion of pre-clinical testing and clinical trials, and, if such clinical trials are successful, application for regulatory

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

approvals and manufacturing repeatability and scale-up. There is risk that a marketable compound may not be well tolerated and may never be approved.

Acquired IPR&D in the asset acquisition was accounted for in accordance with FASB ASC Topic 730, “Research and Development.” At the date of acquisition, the Company determined that the development of the projects underway at Cornell had not yet reached technological feasibility and that the research in process had no alternative future uses.  Accordingly, the acquired IPR&D was charged to expense in the Consolidated Statements of Operations and Comprehensive Loss on the acquisition date. The acquired IPR&D charge is expected to be deductible over a 15-year period for income tax purposes.

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2016:
Assets:
Money market mutual funds (See Note 7)	$37,079	$—	$—
U.S. Treasury obligations (See Note 7)	20,517	—	—
Cash equivalents	$57,596	$—	$—
Liabilities:
Warrants (See Note 14(d))	—	—	$3,397
Contingent consideration (See Note 4)	—	—	69,574
	$—	$—	$72,971
At September 30, 2017:
Assets:
Cash equivalents
Money market mutual funds (See Note 7)	$134	$—	$—
Total cash equivalents	$134	$—	$—
Short-term investments
U.S. Treasury obligations (See Note 7)	$29,507	$—	$—
Total financial assets	$29,641	$—	$—
Liabilities:
Warrants (See Note 14(d))	—	—	$3,412
Contingent consideration (See Note 4)	—	—	78,897
	$—	$—	$82,309

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

The reconciliation of the contingent consideration and warrants measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2016	$3,397	$69,574
Additions	—	—
Remeasurement	15	9,323
Total at September 30, 2017	$3,412	$78,897

Current portion	—	30,372
Long-term portion	3,412	48,525

The current portion of the contingent consideration represents the estimated probability adjusted fair value that is expected to become payable within one year as of September 30, 2017 (see Note 4 for additional information).

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of September 30, 2017, the financial

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable, accrued expenses and current debt obligations approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of long-term debt approximated fair value at September 30, 2017 due to the estimated amount of the Excess Cash Flow payments and terms of the debt.

(7)	Short-term Investments

Short-term investments as of September 30, 2017 consist of government money market funds and U.S. Treasury obligations. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” or ASC 320, the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Income in stockholders’ equity and realized gains and losses included in other income/expense. The following is a summary of available-for-sale securities as of September 30, 2017.

	September 30, 2017
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$134	$—	$—	$134
U.S. Treasury obligations	29,515	—	(8)	29,507
Total investments	$29,649	$—	$(8)	$29,641

As of September 30, 2017, the Company’s investments had maturities ranging from one to four months. As of December 31, 2016, all of the Company’s investments in US. Treasury obligations had original maturities of less than three months. The fair value of the Company’s U.S. Treasury obligations is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, and other observable inputs.

Certain investment securities as of September 30, 2017 had fair values less than their amortized costs and, therefore, contained unrealized losses. The Company has evaluated these investments and has determined that the decline in value was not related to any Company or industry specific event. As of September 30, 2017, there were 15 U.S. Treasury investments with unrealized losses. The gross unrealized losses related to these investments were due to changes in interest rates. Given that the Company has no intent to sell any of these investments until a recovery of its fair value, which may be at maturity, and there are no current requirements to sell any of these investments, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2017. The Company anticipates full recovery of amortized costs with respect to these investments at maturity or sooner in the event of a more favorable market interest rate environment. The duration of time the investments had been in a continuous unrealized loss position as of September 30, 2017 was less than 6 months.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(8)	Inventory

Inventory is stated at the lower of cost and net realizable value. Included in inventory are raw materials and work-in-process used in the production of commercial products. Cost is determined using the first-in, first-out method. Inventory was as follows as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw materials	$2,584	$2,618
Work in process	4,472	5,219
Finished goods	3,529	1,793
	10,585	9,630
Provision for inventory obsolescence	(694)	(884)
	$9,891	$8,746

The provision for inventory obsolescence decreased approximately $190 during the nine months ended September 30, 2017, primarily due to the disposal of the fully reserved inventory at December 31, 2016. Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Inventory is ordered to meet specific customer orders and largely reflects demand. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration and quality concerns.

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2017	December 31, 2016
Land	$3,263	$3,263
Building and improvements	15,744	15,613
Furniture, office and computer equipment	4,993	3,811
Vehicles	30	30
Manufacturing equipment	22,602	21,508
Construction in progress	4,191	2,198
	50,823	46,423
Less: accumulated depreciation and amortization	12,626	9,123
Property, plant and equipment, net	$38,197	$37,300

Depreciation expense for the three and nine months ended September 30, 2017 was $1,231 and $3,655, respectively. Depreciation expense for the three and nine months ended September 30, 2016 was $1,245 and $3,756, respectively.

(10)	Intangible Assets

The following represents the balance of the intangible assets at September 30, 2017:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships:	$15,500	$6,404	$9,096
In-process research and development	26,400	—	26,400
Total	$41,900	$6,404	$35,496

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

Amortization expense for each of the nine months ended September 30, 2017 and 2016 was $1,937 and $1,937, respectively, and for the three months ended September 30, 2017 and 2016 was $646. As of September 30, 2017, future amortization expense is as follows:

Amortization
October - December 2017	$645
2018	2,583
2019	2,583
2020	2,583
2021	702
Total	$9,096

(11)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2017	2016
Clinical trial and related costs	$—	$2,564
Professional and consulting fees	551	360
Payroll and related costs	4,996	4,547
Property plant and equipment	495	720
Deferred revenue	563	418
Income tax payable	—	311
Other	2,545	973
	$9,150	$9,893

(12)	Long-Term Debt

The Company financed the Gainesville Transaction with cash on hand and a $50,000 five-year senior secured term loan, pursuant to a credit agreement, entered into on April 10, 2015, with OrbiMed Royalty Opportunities II, LP, or OrbiMed. The unpaid principal amount under the credit agreement is due and payable on April 10, 2020, the five-year anniversary of the loan provided thereunder by OrbiMed. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. The Company may make voluntary prepayments in whole or in part, subject to: (i) on or prior to the 36-month anniversary of the closing of the credit agreement, payment of a buy-out premium amount equal to (A) for full prepayments of the unpaid principal amount, $75,000 less all previously prepaid principal amounts and all previously paid interest or (B) for partial prepayments of the unpaid principal amount, 0.5 times the partial prepayment amount less interest payments previously paid in respect to the partial prepayment amount and (ii) after the 36-month anniversary of the closing of the credit agreement, payment of an exit fee amount equal to 10% of the amount of any prepayments. As defined by the agreement, based upon the CDMO segment financial results, OrbiMed has the option to require the Company to prepay a portion of the loan balance based upon an Excess Cash Flow calculation. No payments under this option shall be subject to the buy-out premium. As of September 30, 2017, the Company has paid $22,653 of principal payments on the senior secured loan from the Excess Cash Flow calculation. The credit agreement carries interest at three month LIBOR

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

plus 14.0% with a 1.0% floor. The Company’s obligations under the senior term loan are secured by substantially all of the Company’s assets.

The credit agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis. As of September 30, 2017, the Company was in compliance with the covenants.

The Company issued to OrbiMed a warrant to purchase 294,928 shares of common stock, with an exercise price of $3.28 per share. The warrant is exercisable through April 10, 2022. The initial fair value of the warrant of $2,861 was recorded as debt issuance costs.

Debt issuance costs related to the term loan of $4,579, including the initial warrant fair value of $2,861, are being amortized to interest expense over the five-year term of the loan and netted with the loan principal amount. The unamortized balance of debt issuance costs is $2,457 as of September 30, 2017. As of September 30, 2017, the long-term debt balance is comprised of the following:

Principal balance outstanding	$27,347
Unamortized deferred issuance costs	(2,457)
Total	$24,890

The Company has estimated that no amount of the Excess Cash Flow payments will become payable within one year of September 30, 2017. The full amount of the debt is classified as long term in the accompanying consolidated balance sheet.

(13)	Commitments and Contingencies
(a)	Licenses

The Company is party to an exclusive license with Orion for the development and commercialization of Dexmedetomidine, or Dex, for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($24,215 as of September 30, 2017) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through September 30, 2017, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine, or Fado, for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($14,411 as of September 30, 2017) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through September 30, 2017, no such milestones have been achieved.

The Company is party to a license agreement with Cornell University for the exclusive license of the NMB Related Compounds. Under the terms of the agreement, the Company will pay Cornell an initial upfront fee and Cornell is also entitled to receive additional milestone payments, annual license maintenance fees as well as royalties. See Note 5 for further information regarding these payment obligations.

(b)	Contingent Consideration for the Gainesville Transaction

Pursuant to the purchase and sale agreement governing the Gainesville Transaction, the Company agreed to pay to Alkermes up to an additional $125.0 million in milestone payments including $45 million upon regulatory approval, as well as net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent).

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

Zohydro ER® has been subject to six paragraph IV certifications, two of which were filed in 2014 by Actavis plc, or Actavis, and Alvogen Pine Brook, Inc., or Alvogen, regarding the filing of Abbreviated NDAs, or ANDAs, with the FDA for a generic version of Zohydro ER®, one of which was filed in April 2015 by Actavis regarding the filing of a supplemental ANDA, or sANDA, and another three of which were filed in November 2015 and October 2016 by Actavis, and in December 2015 by Alvogen regarding one of the Company’s recently issued patents relating to a formulation of Zohydro ER®. These certification notices allege that three U.S. patents listed in the FDA’s Orange Book for Zohydro ER®, with an expiration date of November 2019 and September 2034, will not be infringed by Actavis’ or Alvogen’s proposed products, are invalid and/or are unenforceable. In 2014, Daravita Limited (a subsidiary of Alkermes and the Company’s predecessor in interest) filed suit against each of Actavis and Alvogen in the U.S. District Court for the District of Delaware based on the ANDAs, and in 2015, the Company filed suit against Actavis in the U.S. District Court for the District of Delaware based on the sANDA. In September 2016, Recro Gainesville LLC entered into a settlement agreement with Alvogen pursuant to which the case against Alvogen was dismissed. In February 2017, the District Court in the Actavis case ruled in Recro Gainesville LLC’s favor and enjoined Actavis from selling the proposed generic version of Zohydro ER®. Actavis has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In October 2017, Recro Gainesville LLC filed suit against Actavis in the U.S. District Court for the District of Delaware based upon another recently issued patent relating to a formulation of Zohydro ER®. Under Recro Gainesville LLC’s license agreement with Pernix, Recro Gainesville LLC has the right to control the enforcement of its patents and related proceedings involving Zohydro ER® and any prospective generic entrant, and Pernix has the obligation to reimburse Recro Gainesville LLC for all reasonable costs of such actions.

In addition, in April 2015, the U.S. Patent and Trademark Office, or the USPTO, declared an interference between one of the Company’s patent applications relating to a dosage form of Zohydro ER® and two Purdue Pharma, LP, or Purdue, applications. In April 2016, the USPTO found Recro Gainesville LLC’s claims and the Purdue claims involved in the interference to be invalid. In June 2016, Purdue appealed this decision to the U.S. Court of Appeals for the Federal Circuit and in June 2017, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the USPTO in Recro Gainesville’s favor and dismissed Purdue’s appeal.

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

As of September 30, 2017, future minimum lease payments excluding operating expenses and tenant improvements for the leases, are as follows:

Lease payments
2017	$151
2018	566
2019	502
2020	405
2021	362
2022	373
Total	$2,359
(e)	Purchase Commitments

As of September 30, 2017, the Company had outstanding non-cancelable and cancelable purchase commitments in the amount of $22,338 related to inventory, capital expenditures and other goods and services, including pre-commercial/manufacturing scale-up and clinical activities.

(f)	Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of September 30, 2017, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $918, from that date through calendar year 2018.

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

On February 2, 2015, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, pursuant to which Aspire Capital was committed to purchase, at the Company’s election, up to an aggregate of $10,000 of shares of the Company’s common stock over the 24-month term of the Purchase Agreement. On the execution of the Purchase Agreement, the Company issued 96,463 shares of common stock to Aspire Capital with a fair value of $285, as consideration for entering in the Purchase Agreement. In addition, the

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Company incurred $253 of costs in connection with the Purchase Agreement, which, along with the fair value of the common stock, has been recorded as deferred equity costs. During 2016, the Company sold 1,143,940 shares of common stock under the Purchase Agreement for $7,796. The agreement expired in February 2017.

(c)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of September 30, 2017, no preferred stock was issued or outstanding.

(d)	Warrants

As of September 30, 2017, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

Number of Shares	Exercise Price per Share	Expiration Date
140,000	$12.00	March 2019
350,000	$19.46	April 2022
294,928	$3.28	April 2022

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

	Date of issuance	September 30, 2017	December 31, 2016
Fair value	$5,331	$3,412	$3,397
Expected dividend yield	—%	—%	—%
Expected volatility	80%	77%	85%
Risk-free interest rates	1.73%	1.92%	1.93%
Remaining contractual term	7 years	4.50 years	5.25 years

(15)	Comprehensive Loss

The Company’s comprehensive loss is shown on the Consolidated Statements of Operations and Comprehensive Loss as of September 30, 2017, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities. The total of comprehensive loss for the three and nine months ended September 30, 2017 was $8,987 and $26,005, respectively. The tax effect for the nine months ended September 30, 2017 of other comprehensive loss was $3.

(16)	Stock-Based Compensation

The Company established the 2008 Stock Option Plan, or the 2008 Plan, which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. As of September 30, 2017, no stock appreciation rights have been issued. Subsequent to adoption, the 2008 Plan was amended to increase the authorized number of shares available for grant to 444,000 shares of common stock. In October 2013, the Company established the 2013 Equity Incentive Plan, or the 2013 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. In June 2015, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan, or the A&R Plan, which amended and restated the 2013 Plan and increased the aggregate amount of shares available for issuance to 2,000,000. On December 1st of each year, pursuant to the “Evergreen” provision of the A&R Plan, the number of shares available under the plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year. In December 2016 and 2015, the number of shares available for

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

issuance under the A&R Plan was increased by 619,181 and 461,215, respectively. The total number of shares authorized for issuance under the A&R plan as of September 30, 2017 is 3,080,396.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of September 30, 2017, 296,453 shares and 174 shares are available for future grants under the A&R Plan and 2008 Plan, respectively.

The weighted average grant-date fair value of the options awarded to employees during the nine months ended September 30, 2017 and 2016 was $5.39 and $5.02, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	September 30,
	2017	2016
Range of expected option life	6 years	6 years
Expected volatility	84.71%	79.95%
Risk-free interest rate	1.87-2.17%	1.07-1.91%
Expected dividend yield	—	—

The following table summarizes stock option activity during the nine months ended September 30, 2017:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2016	2,611,929	$7.01
Granted	1,003,580	7.50
Exercised	(4,256)	6.21
Expired/forfeited/cancelled	(43,233)	8.12
Balance, September 30, 2017	3,568,020	$7.14	7.3 years
Vested	1,897,174	$6.68	5.8 years
Vested and expected to vest	3,429,561	$7.10	7.2 years

Included in the table above are 740,000 options granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The following table summarizes restricted stock units activity during the nine months ended September 30, 2017.

Number of shares
Balance, December 31, 2016	7,750
Granted	369,043
Vested and settled	(15,050)
Expired/forfeited/cancelled	(1,750)
Balance, September 30, 2017	359,993
Expected to vest	359,993

During 2017, the Company granted 91,150 performance-based restricted stock units, or RSUs, which vested based on attaining clinical and operational goals during 2017, as well as 277,893 time-based RSUs, which vest over four years.

During September 2017, the performance condition associated with the Company’s outstanding performance-based RSUs was achieved, which resulted in stock-based compensation expense of $656. Due to the timing of the achievement, these RSUs were settled with the issuance of common shares in October 2017, and remain outstanding as of September 30, 2017 in the table above.  Included in the 15,050 units of restricted stock vested during the nine months ended September 30, 2017 as well as the 89,400 vested but not yet settled performance-based RSUs are 27,987 shares with a weighted average fair value of $8.92 per share that were withheld for withholding tax purposes upon vesting of such awards from stockholders who elected to net share settle such tax withholding obligation.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

Stock-based compensation expense for the nine months ended September 30, 2017 and 2016 was $4,265 and $2,799, respectively.

As of September 30, 2017, there was $11,086 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 2.8 years.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of September 30, 2017, the aggregate intrinsic value of the vested and unvested options was $4,927 and $2,632, respectively.

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

The following table summarizes segment information as of and for the three and nine months ended September 30, 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
CDMO	$17,114	$16,951	$52,790	$51,973
Acute Care	—	—	—	—
Total	$17,114	$16,951	$52,790	$51,973

Operating income (loss):
CDMO	$7,781	$8,621	$18,039	$19,899
Acute Care	(18,484)	(12,542)	(45,475)	(35,616)
Total	$(10,703)	$(3,921)	$(27,436)	$(15,717)

Depreciation and amortization:
CDMO	$1,854	$1,890	$5,556	$5,692
Acute Care	23	1	36	1
Total	$1,876	$1,891	$5,592	$5,693

Capital expenditures:
CDMO	$1,036	$933	$3,932	$2,014
Acute Care	365	—	654	—
Total	$1,401	$933	$4,586	$2,014

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2017	2016
Total assets:
CDMO	$88,524	$77,828
Acute Care	80,486	105,169
Total	$169,010	$182,997

(18)	Related Party Transactions

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

During 2016, certain of the Company’s executive officers, its CEO, its Senior Vice President, Development and its Senior Vice President, Regulatory Affairs and Quality Assurance, who is also the CEO's sister, provided minimal consulting services from time to time to MCG. Until December 31, 2016, the Company was a party to a Master Consulting Services Agreement with MCG. Pursuant to the agreement, MCG provided the Company with certain consulting services for a fee based upon hourly rates previously approved by the Company’s Board of Directors. In consideration for such services, the Company recorded $88 and $278 for the three and nine months ended September 30, 2016, respectively. A portion of these amounts were used during 2016 to pay a portion of the respective salaries of MCG employees that, as described above, included immediate family members of the Company’s CEO.

Until December 31, 2016, the Company was party to an Office Services Agreement with MCG for the lease of an aggregate of 8,458 square feet of office and lab space located at its Malvern, Pennsylvania facility and the provision of IT services and general office support. Pursuant to the Office Services Agreement, the Company paid MCG $155 in the nine months ended September 30, 2016. The Company terminated this agreement on December 31, 2016 and is now a party to a six-year lease directly with the landlord of the Company’s Malvern, Pennsylvania facility (see Note 13).

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the interim unaudited financial statements contained in Part I, Item 1 of this quarterly report, and the audited financial statements and notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on March 9, 2017. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Recro” refer to Recro Pharma, Inc. and its consolidated subsidiaries.

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

Our Acute Care segment is primarily focused on developing innovative products for commercialization in hospital and other acute care settings. Our lead product candidate, IV meloxicam, has successfully completed two pivotal Phase III clinical trials, a large Phase III safety trial and other safety studies for the management of moderate to severe pain. Overall, we enrolled a total of approximately 1,100 patients in our Phase III program. At the end of July 2017, we submitted an NDA to the FDA for IV meloxicam 30mg for the management of moderate to severe pain. The FDA has accepted the NDA for review and set a PDUFA date of May 26, 2018. Our Acute Care segment has no revenue and our costs consist primarily of expenses incurred in conducting our clinical trials and preclinical studies, manufacturing scale-up, regulatory activities, initial pre-commercialization of meloxicam and personnel costs.

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

On April 10, 2015, we completed the Gainesville Transaction. The Gainesville Transaction transformed our business through the addition of a revenue-generating business and the increase in our workforce as a result of the addition of the employees at our Gainesville, Georgia manufacturing facility. The consideration paid consisted of $50.0 million cash, a $4.0 million working capital adjustment and a seven-year warrant to purchase 350,000 shares of our common stock at an exercise price of $19.46 per share. In addition, we may be required to pay up to an additional $125.0 million in milestone payments including $45 million upon regulatory approval of IV meloxicam as well as net sales milestones and a royalty percentage of future product net sales related to IV meloxicam.

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

Financial Overview

Revenues

During the three and nine months ended September 30, 2017 and 2016 we recognized revenues in four categories: manufacturing revenue, royalty, profit sharing and research and development revenue. All revenue is generated from our CDMO segment.

Manufacturing revenue—We recognize manufacturing revenue from the sale of products we manufacture for our commercial partners. Manufacturing revenues are recognized when persuasive evidence of an arrangement exists, shipment has occurred and title to the product and associated risk of loss has passed to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

Royalty revenue—We recognize royalty revenue related to the sale of products by our commercial partners that incorporate our technologies. Royalties are earned under the terms of a license, development and/or supply agreement in the period the products are sold by a commercial partner and collectability is reasonably assured.

Profit sharing revenue—We recognize revenue from profit sharing related to the sale of certain of our manufactured products by our commercial partners. Profit sharing revenue is earned under the terms of a license, development and/or supply agreement in the period the products are sold and expenses are incurred by our commercial partner and collectability is reasonably assured.

Research and development revenue—Research and development revenue consists of funding that compensates us for formulation, and preparation of pre-clinical and clinical testing drug product materials prepared by our CDMO segment under research and development arrangements with commercial partners. We generally bill our commercial partners under research and development arrangements using a full-time equivalent or hourly rate, plus direct external costs, if any. In agreements which specify milestones, we recognize revenue from non-refundable milestone payments when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which we have continuing performance obligations would be deferred and recognized over the period of performance.

Research and Development Expenses

Research and development expenses currently consist primarily of costs incurred in connection with the development of injectable meloxicam and other pipeline activities. These expenses consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;
•	the cost of acquiring and manufacturing clinical trial materials and manufacturing services;
•	costs related to facilities, depreciation and other allocated expenses;
•	acquired in process research and development;
•	costs associated with non-clinical and regulatory activities;
•	salaries and related costs for personnel in research and development and regulatory functions.
•	costs associated with pre-commercialization activities for injectable meloxicam; and
•	costs related to scale up and validation for injectable meloxicam.

The majority of our external research and development costs relate to clinical trials, manufacturing of drug supply for pre-commercial products, analysis and testing of product candidates and patent costs. Costs related to facilities, depreciation and support are not charged to specific programs.

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

In addition, research and development expenses consist of costs incurred by our CDMO segment in connection with research and development services performed for our commercial partners, as well as other product development and regulatory activities. We expense research and development costs as incurred. Advanced payments for goods and services that will be used in future research and development activities are initially recorded as prepaid expenses and expensed as the activity is performed or when the goods have been received.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, pre-commercial and finance functions. General and administrative expenses also include professional fees for legal, including patent-related expenses, consulting, auditing and tax services, and stock compensation expense.

We expect our general and administrative expenses to continue to increase as we build our Acute Care commercialization team and engage in pre-commercialization IV meloxicam marketing, sales, market access and medical affairs activities. In addition, we will continue to incur costs relating to our operations as a public company, including increased headcount and increased salary, consulting, legal, patent and compliance, accounting, insurance and investor relations costs.

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

Change in Fair Value of Contingent Consideration

In connection with the acquisition of injectable meloxicam in the Gainesville Transaction, we are required to pay up to an additional $125.0 million in milestone payments including $45 million upon regulatory approval of IV meloxicam as well as net sales milestones and a royalty percentage of future product net sales related to IV meloxicam of between 10% and 12% (subject to a 30% reduction when no longer covered by patent). The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Gainesville Transaction. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or income.

Change in Fair Value of Warrants

We have classified as liabilities certain warrants outstanding which contain a contingent net cash settlement feature, or an anti-dilution provision. The fair value of these warrants are remeasured through settlement or expiration with changes in fair value recognized as a period charge within the Consolidated Statements of Operations and Comprehensive Loss.

Interest Expense

Interest expense for the three and nine months ended September 30, 2017 and 2016 was a result of interest expense incurred on our OrbiMed senior secured term loan and the amortization of the related financing costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016
	(amounts in thousands)
Revenue	$17,114	$16,951
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	6,882	5,745
Research and development	9,296	7,046
General and administrative	6,635	3,841
Amortization of intangible assets	646	646
Change in warrant valuation	808	402
Change in contingent consideration valuation	3,550	3,192
Total operating expenses	27,817	20,872
Operating loss	(10,703)	(3,921)
Other income (expense):
Interest expense, net	(1,173)	(1,440)
Loss before income taxes	(11,876)	(5,361)
Income tax benefit (expense)	2,821	(18)
Net loss	$(9,055)	$(5,379)

Revenue and costs of sales. Our revenues were $17.1 million and $17.0 million and cost of sales were $6.9 million and $5.7 million for the three months ended September 30, 2017 and 2016, respectively. Excluding the $2.3 million, one-time, contractually based manufacturing revenue amount from one of our commercial partners in the three months ended September 30, 2016, the $2.4 million increase in revenue versus prior year was primarily due to higher manufacturing revenues. Cost of sales increased $1.2 million, or 20%, primarily due to increases in manufacturing revenue compared to prior year.

Research and Development. Our research and development expenses were $9.3 million and $7.0 million for the three months ended September 30, 2017 and 2016, respectively. Research and development expenses increased as a result of an increase of $2.0 million for the NDA filing fee, an increase of $1.4 million in pre-commercialization manufacturing and other development costs for IV meloxicam, an increase of $1.5 million in salaries and benefits expense due to increased Acute Care headcount, and an increase of $0.4 million in development costs for other pipeline products.  These increases in research and development costs were offset by lower IV meloxicam clinical trial expenses of $3.0 million.

General and Administrative. Our general and administrative expenses were $6.6 million and $3.8 million for the three months ended September 30, 2017 and 2016, respectively. The increase of $2.8 million was primarily due to increased headcount in our Acute Care division, and pre-commercialization and medical affairs expenses.

Amortization of Intangible Assets. Amortization expense was $0.6 million for each of the quarters ended September 30, 2017 and 2016, which was exclusively related to the amortization of our royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Interest Expense, net. Interest expense, net was $1.2 million and $1.4 million during the three months ended September 30, 2017 and 2016, respectively. The decrease in interest expense, net, was due to a lower principal balance on our OrbiMed senior secured term loan and amortization of the related financing costs.

Income Tax Benefit. Income tax benefit was $2.8 million for the three months ended September 30, 2017 due to a loss in our U.S. operations and the income tax expense was $0.02 million for the three months ended September 30, 2016 due to income tax related to our U.S. operations. We believe that it is more likely than not that the deferred income tax assets associated with our foreign operations will not be realized, and as such, there is a full valuation allowance against our foreign deferred tax assets.

Operating Income (Loss) per Segment.

CDMO Segment-

Our CDMO’s gross margin percentage was 60% and 66% in the three months ended September 30, 2017 and 2016, respectively. Excluding the $2.3 million, one-time, contractually based manufacturing revenue amount from one of our commercial partners in the three months ended September 30, 2016, the $2.4 million increase in revenue versus prior year was primarily due to higher manufacturing revenues. Cost of sales increased $1.2 million, or 20%, primarily due to increases in manufacturing revenue compared to prior year.

CDMO’s operating expenses (excluding cost of sales) decreased by $0.1 million, from $1.9 million in the three months ended September 30, 2016 to $1.8 million in the three months ended September 30, 2017. Research and development expenses decreased by $0.1 million and general and administration expenses decreased by $0.1 million. All of the above contributed to CDMO’s operating income of $7.8 million for the three months ended September 30, 2017, which included non-cash charges of $1.9 million for depreciation and amortization and $0.3 million for stock-based compensation.

Acute Care Segment-

Acute Care’s operating expenses increased $5.2 million from $8.9 million in the three months ended September 30, 2016 to $14.1 million in the three months ended September 30, 2017. Research and development expenses increased $2.3 million as a result of increased IV meloxicam pre-commercialization manufacturing costs, NDA filing fees and increased headcount, which was partially offset by a decrease in our IV meloxicam clinical trial expenses. General and administrative costs increased by $2.8 million as a result of increased headcount and increased pre-commercialization marketing expenses. Non-cash charges related to the warrant valuation increased $0.4 million and contingent consideration increased by $0.4 million. All of the above contributed to Acute Care’s operating loss of $18.5 million for the three months ended September 30, 2017, which also included non-cash charges of $1.7 million for stock-based compensation, depreciation and amortization.

Comparison of the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
	(amounts in thousands)
Revenue	$52,790	$51,973
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	27,829	25,563
Research and development	24,132	23,175
General and administrative	16,990	9,263
Amortization of intangible assets	1,937	1,937
Change in warrant valuation	15	47
Change in contingent consideration valuation	9,323	7,705
Total operating expenses	80,226	67,690
Operating loss	(27,436)	(15,717)
Other income (expense):
Interest expense, net	(3,341)	(4,252)
Loss before income taxes	(30,777)	(19,969)
Income tax benefit	4,780	166
Net loss	$(25,997)	$(19,803)

Revenue and costs of sales. Our revenues were $52.8 million and $52.0 million and cost of sales were $27.8 million and $25.6 million for the nine months ended September 30, 2017 and 2016, respectively. Excluding the $2.3 million, one-time, contractually based manufacturing revenue amount from one of our commercial partners in the nine months ended September 30, 2016, the $3.1 million increase in revenue versus prior year was primarily due to increased profit share revenue as a result of increased sales volumes and pricing by one of our commercial partners as well as increased manufacturing revenue. These increases were partially offset by decreased royalty revenue due to a change in the mix of generic and brand sales by one of our commercial partners. Cost of sales increased $2.2 million, or 9%, primarily due to increases in manufacturing revenue compared to prior year and changes in the product mix.

Research and Development. Our research and development expenses were $24.1 million and $23.2 million for the nine months ended September 30, 2017 and 2016, respectively. Research and development expenses increased as a result of an increase of $2.0 million for the NDA filing fee, an increase of $3.6 million in pre-commercialization manufacturing and other development costs for IV meloxicam, an increase of $2.3 million in salaries and benefits expense due to increased Acute Care headcount, an increase of $0.8 million in IPR&D costs for the acquisition of the NMB Related Compounds and an increase of $1.5 million in development costs for other pipeline products.  These increases in research and development costs were offset by lower IV meloxicam clinical trial expenses of $9.3 million.

General and Administrative. Our general and administrative expenses were $17.0 million and $9.3 million for the nine months ended September 30, 2017 and 2016, respectively. The increase of $7.7 million was primarily due to increased headcount in our Acute Care division and pre-commercialization and medical affairs expenses.

Amortization of Intangible Assets. Amortization expense was $1.9 million for the nine months ended September 30, 2017 and 2016 which was exclusively related to the amortization of our royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Interest Expense, net. Interest expense, net was $3.3 million and $4.3 million during the nine months ended September 30, 2017 and 2016, respectively. The decrease in interest expense, net, was due to a lower principal balance on our OrbiMed senior secured term loan and amortization of the related financing costs.

Income Tax Benefit. Income tax benefit was $4.8 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively, due to an income tax benefit related to a loss in our U.S. operations. We believe that it is more likely than not that the deferred income tax assets associated with our foreign operations will not be realized, and as such, there is a full valuation allowance against our foreign deferred tax assets.

Operating Income (Loss) per Segment.

CDMO Segment-

Our CDMO’s gross margin percentage was 47% and 51% in the nine months ended September 30, 2017 and 2016, respectively. Excluding the $2.3 million, one-time, contractually based manufacturing revenue amount from one of our commercial partners in the nine months ended September 30, 2016, the $3.1 million increase in revenue versus prior year was primarily due to increased profit share revenue as a result of increased sales volumes and pricing by one of our commercial partners as well as increased manufacturing revenue.  These increases were partially offset by decreased royalty revenue due to a change in the mix of generic and brand sales by one of our commercial partners. Cost of sales increased $2.2 million, or 9%, primarily due to increases in manufacturing revenue compared to prior year and changes in the product mix.

CDMO’s operating expenses (excluding cost of sales) increased by $0.4 million, from $4.6 million in the nine months ended September 30, 2016 to $5.0 million in the nine months ended September 30, 2017. Research and development expenses increased by $0.5 million due to expanded investment in our future capabilities and general and administration decreased by $0.1 million. All of the above contributed to CDMO’s operating income of $18.0 million for the nine months ended September 30, 2017, which included non-cash charges of $5.6 million for depreciation and amortization and $0.8 million for stock-based compensation.

Acute Care Segment-

Acute Care’s operating expenses increased $8.2 million from $27.9 million in the nine months ended September 30, 2016 to $36.1 million in the nine months ended September 30, 2017. Research and development expenses increased $0.5 million as a result of increased IV meloxicam pre-commercialization manufacturing costs, NDA filing fees and increased headcount, which was partially offset by a decrease in our IV meloxicam clinical trial expenses. General and administrative costs increased by $7.8 million as a result of increased headcount and increased pre-commercialization marketing expenses. The non-cash charge for contingent consideration increased by $1.6 million. All of the above contributed to Acute Care’s operating loss of $45.5 million for the nine months ended September 30, 2017, which also included non-cash charges of $3.5 million for stock-based compensation, depreciation and amortization.

Liquidity and Capital Resources

As of September 30, 2017, we had $41.3 million in cash and cash equivalents and short-term investments.

Since inception through September 30, 2017, we have financed our product development, operations and capital expenditures primarily from sales of equity and debt securities, including sales of our common stock of $116.4 million, which includes $57.6 million raised in 2016. Revenues from our CDMO segment are used primarily to fund operations at our Gainesville, Georgia manufacturing facility, to make payments under our credit facility and to partially fund the development and pre-commercialization activities of our Acute Care segment. During the nine months ended September 30, 2017, our capital expenditures were $4.6 million.

We will need to raise substantial additional funds in order to fund the payments which may become due, including milestone payments owed to Alkermes or other licensing partners, to continue our clinical trials of our approved or development state product candidates, to commercialize any approved product candidates or technologies and to enhance our sales and marketing efforts for additional products we may acquire. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the costs of commercialization activities, as well as the continued profitability of our CDMO segment. If additional funds are required, we may raise such funds through debt refinancing, bank or other loans, through strategic research and development, licensing, including out-licensing activities, and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

On March 7, 2015, in connection with the Gainesville Transaction, we, through a wholly owned subsidiary, entered into a credit agreement with OrbiMed. Pursuant to the credit agreement, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015, which amount was used to fund the Gainesville Transaction. The unpaid principal amount under the credit agreement is due and payable on the five-year anniversary of the loan provided thereunder by OrbiMed. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. We may make voluntary prepayments in whole or in part, subject to: (i) on or prior to the 36-month anniversary of the closing of the credit agreement, payment of a buy-out premium amount equal to (A) for full prepayments, $75 million less all previously prepaid principal amount and all previously paid interest or (B) for partial prepayments of the unpaid principal amount, 0.5 times the partial prepayment amount less interest payments previously paid in respect to the partial prepayment amount and; and (ii) after the 36-month anniversary of the closing of the credit agreement, payment of an exit fee amount equal to 10% of the amount of any prepayments. As defined by the agreement, based upon our CDMO segment financial results, OrbiMed has the option to require us to prepay a portion of the Loan balance based upon an Excess Cash Flow calculation. No payments under this option shall be subject to the buy-out premium. The credit agreement carries interest at three-month LIBOR plus 14.0% with 1.0% floor. This obligation is secured by substantially all of our assets. As of September 30, 2017, we have paid $22.7 million of the outstanding principal on our senior secured term loan from free cash flow.

Sources and Uses of Cash

Cash used in operations was $18.0 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively, which represents our operating losses less our stock-based compensation, depreciation, non-cash interest expense, changes in fair value of warrants and contingent consideration and amortization of intangibles, as well as changes in operating assets and liabilities.

Cash used in investing activities was $34.6 million and $2.0 million for the nine months ended September 30, 2017 and 2016, respectively, and reflected cash used for the purchase of short-term investments offset by maturities/redemption of investments in 2017 and property and equipment in 2017 and 2016. Our short-term investments are classified as available for sales securities maturities of less than one year.

There was $0.01 million cash provided by financing activities in nine months ended September 30, 2017 from proceeds from exercise of options offset by the repurchase of shares traded for taxes. Cash provided by financing activities was $11.2 million for the nine months ended September 30, 2016, primarily as a result of the sale of common stock raising net proceeds of $13.4 million, $4.2 million in proceeds from the sale of shares of common stock through our common stock purchase agreement with Aspire Capital, offset by excess cash flow payments of $6.3 million made related to the OrbiMed credit agreement.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	the timing and outcome of the FDA’s review of an NDA for IV meloxicam;
•	the timing and outcome of our Phase IIIB clinical studies for IV meloxicam;
•	the extent to which the FDA may require us to perform additional preclinical studies, clinical trials or pre-commercial manufacturing of injectable meloxicam or our other product candidates;

•	the timing to fund the Gainesville Transaction regulatory milestone payments and other contingent consideration;
•	the costs of our commercialization activities, if our product candidates are approved by the FDA;
•	the cost of manufacturing scale-up, acquiring drug pruoduct and other capital equipment for our product candidates;
•	the scope, progress, results and costs of development for our other product candidates;
•	the cost, timing and outcome of regulatory review of our other product candidates;
•	the extent to which we in-license, acquire or invest in products, businesses and technologies;
•	the timing and extent of our manufacturing and capital expenditures related to our CDMO division;
•	our ability to maintain our relationships and contracts with our commercial partners;
•	our ability to comply with stringent U.S. & foreign government regulation in the manufacture of pharmaceutical products, including cGMP and U.S. DEA requirements;
•	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for product candidates;
•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims; and
•

the effect of any changes in our effective tax rate due to changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws.

We might use existing cash and cash equivalents on hand, additional debt, equity financing or out-licensing revenue or a combination of the four to fund our operations or product acquisitions. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. Our shareholders may experience dilution as a result of the issuance of additional equity securities. This dilution may be significant depending upon the amount of equity securities that we issue and the prices at which we issue any securities.

Contractual Commitments

The following is a discussion of our contractual commitments as of September 30, 2017.

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

We are party to exclusive licenses with Orion for the development and commercialization of Dex and Fado, under which we may be required to make certain milestone and royalty payments to Orion.  We also license the NMB Related Compounds from Cornell pursuant to a license agreement to which we are obligated to make annual license maintenance fee payments, milestone payments and patent cost payments and to pay royalties on net sales of the NMB Related Compounds. See Note 5 and Note 13(a) to the Consolidated Financials Statements included in the Form 10-Q. We are unable to reliably estimate the timing of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets.

We may also out-license products for which we hold the rights to other companies for commercialization in other territories or, at times, for other uses and would seek appropriate compensation.

Contingent Consideration

Pursuant to the purchase and sale agreement governing the Gainesville Transaction, we agreed to pay to Alkermes up to an additional $125.0 million in milestone payments including $45 million upon regulatory approval of IV meloxicam as well as net sales milestones and a royalty percentage of future product net sales related to IV meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent).

Leases

On January 1, 2017, we entered into a six-year lease of our Malvern, Pennsylvania facility that expires on December 31, 2022. In February 2017, we also entered into a three-year lease for office space in Dublin, Ireland that expires in April 2020. We are also party to operating leases for office equipment and storage.

Debt

Pursuant to our credit agreement with OrbiMed, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015. The unpaid principal amount under the credit agreement is due and payable in April 2020. The credit agreement also provides for certain mandatory prepayment events, including a quarterly excess cash flow prepayment requirement at OrbiMed’s request. As defined by the agreement, based upon our CDMO segment financial results, OrbiMed has the option to require the Company to prepay a portion of the loan balance based upon an Excess Cash Flow calculation. As of September 30, 2017, we have paid $22.7 million of the outstanding principal on our senior secured term loan from free cash flow.

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

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. At September 30, 2017, we had approximately $29.6 million invested in money market instruments and government and agency bonds. We believe our policy of investing in highly-rated securities, whose liquidities are, at September 30, 2017, all less than one year, minimizes such risks. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. We do not enter into investments for trading or speculative purposes. Our OrbiMed senior secured term loan interest expense is based on the current committed rate of LIBOR plus 14% with a 1.0% LIBOR floor. A fluctuation in LIBOR of 0.25% would result in a charge of $0.1 million of interest expense.

We have license agreements with Orion for Dex and Fado which require the payment of milestones upon the achievement of certain regulatory and commercialization events and royalties on product sales, which are required to be made in Euros. As of September 30, 2017, no milestones or royalties were due under these agreements, and we do not anticipate incurring milestone or royalty costs under these agreements until we advance our development of Dex or Fado. We do not believe foreign currency exchange rate risk is a material risk at this time; however, these agreements could, in the future, give rise to foreign currency transaction gains or losses. As a result, our results of operations and financial position could be exposed to changing currency exchange rates. In the future, we may periodically use forward contracts to hedge certain transactions or to neutralize exposures.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2017. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Zohydro ER® has been subject to six paragraph IV certifications, two of which were filed in 2014 by Actavis plc, or Actavis, and Alvogen Pine Brook, Inc., or Alvogen, regarding the filing of Abbreviated NDAs, or ANDAs, with the FDA for a generic version of Zohydro ER®, one of which was filed in April 2015 by Actavis regarding the filing of a supplemental ANDA, or sANDA, and another three of which were filed in November 2015 and October 2016 by Actavis and in December 2015 by Alvogen regarding one of our recently issued patents relating to a formulation of Zohydro ER®. These certification notices allege that the three U.S. patents listed in the FDA’s Orange Book for Zohydro ER®, with an expiration date in November 2019 or September 2034, will not be infringed by Actavis’ or Alvogen’s proposed products, are invalid and/or are unenforceable. In 2014, Daravita Limited (a subsidiary of Alkermes and our predecessor in interest) filed suit against each of Actavis and Alvogen in the U.S. District Court for the District of Delaware based on the ANDAs, and, in 2015, we filed suit against Actavis in the U.S. District Court for the District of Delaware based on the sANDA. In September 2016, we entered into a settlement agreement with Alvogen pursuant to which the case against Alvogen was dismissed. In February 2017, the District Court in the Actavis case ruled in our favor and enjoined Actavis from selling the proposed generic version of Zohydro ER®. Actavis has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. In October 2017, we filed suit against Actavis in the U.S. District Court for the District of Delaware based upon another recently issued patent relating to a formulation of Zohydro ER®. Under our license agreement with Pernix, we have the right to control the enforcement of our patents and related proceedings involving Zohydro ER® and any prospective generic entrant, and Pernix has the obligation to reimburse us for all reasonable costs of such actions.

In addition, in April 2015, the U.S. Patent and Trademark Office declared an interference between one of our patent applications relating to a dosage form of Zohydro ER® and two Purdue Pharma, LP, or Purdue, applications. In April 2016, the USPTO found our claims and the Purdue claims involved in the interference to be invalid. In June 2016, Purdue appealed this decision to the U.S. Court of Appeals for the Federal Circuit and in June 2017, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the USPTO in our favor and dismissed Purdue’s appeal.

Item 1A.	Risk Factors.

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
(a)	The following exhibits are filed herewithin or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1 †	Master Manufacturing Services Agreement, dated July 14, 2017, by and between Patheon UK Limited and Recro Ireland Limited	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2017 (File No. 001-36329).
10.2 †	Product Agreement, dated July 14, 2017, by and between Patheon UK Limited and Recro Ireland Limited	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2017 (File No. 001-36329).
10.3	Employment Agreement, dated August 21, 2017, between Recro Pharma, Inc. and Jyrki Mattila, MD, PhD, MBA	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Filed herewith.

31.3	Rule 13a-14(a)/15d-14(a) certification of Principal Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

†  Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECRO PHARMA, INC.

Date: November 9, 2017	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Michael Celano
Michael Celano
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2017	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Accounting Officer
(Principal Accounting Officer)