Form 10-Q
period 2018-03-31
Recro Pharma, Inc.
filed 2018-05-09
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2018

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

As of May 7, 2018, there were 20,507,616 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$46,284	$60,984
Short-term investments	4,989	3,498
Accounts receivable	9,833	9,686
Contract asset	5,508	—
Inventory	10,028	9,839
Prepaid expenses and other current assets	2,686	3,276
Total current assets	79,328	87,283
Property, plant and equipment, net	38,486	39,074
Deferred income taxes	19,989	18,573
Intangible assets, net	34,204	34,850
Goodwill	6,446	6,446
Total assets	$178,453	$186,226
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,336	$7,954
Accrued expenses and other current liabilities	6,361	9,897
Current portion of contingent consideration	33,957	32,053
Total current liabilities	44,654	49,904
Long-term debt, net	53,957	53,598
Warrants and other long-term liabilities	4,290	3,516
Long-term portion of contingent consideration	50,976	50,360
Total liabilities	153,877	157,378
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 50,000,000 shares; issued and outstanding, 19,550,414 shares at March 31, 2018 and 19,127,435 shares at December 31, 2017	195	191
Additional paid-in capital	145,367	140,006
Accumulated deficit	(120,985)	(111,348)
Accumulated other comprehensive loss	(1)	(1)
Total shareholders’ equity	24,576	28,848
Total liabilities and shareholders’ equity	$178,453	$186,226

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2018	2017
Revenue	$19,542	$18,742
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	10,490	10,498
Research and development	8,442	7,763
General and administrative	9,518	4,032
Amortization of intangible assets	646	646
Change in warrant valuation	773	291
Change in contingent consideration valuation	2,520	2,814
Total operating expenses	32,389	26,044
Operating loss	(12,847)	(7,302)
Other income (expense):
Interest income	142	105
Interest expense	(2,103)	(1,183)
Net loss before income taxes	(14,808)	(8,380)
Income tax benefit	2,353	293
Net loss	$(12,455)	$(8,087)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.65)	$(0.42)
Weighted average common shares outstanding, basic and diluted	19,219,257	19,049,416

Net Loss	$(12,455)	$(8,087)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	(57)
Comprehensive loss	$(12,455)	$(8,144)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2018

(Unaudited)

	Common Stock		Additional		Accumulated other
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	comprehensive loss	Total
Balance, December 31, 2017	19,127,435	$191	$140,006	$(111,348)	$(1)	$28,848
Stock-based compensation expense	—	—	1,584	—	—	1,584
Stock option exercise	14,575	—	65	—	—	65
Issuance of restricted stock units, net of shares withheld for income taxes	25,364	—	(86)	—	—	(86)
Sale of common stock under equity facility, net of transaction costs	383,040	4	3,798	—	—	3,802
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—		(12,455)	—	(12,455)
Cumulative effect of adoption of new accounting standards, net of tax	—	—	—	2,818	—	2,818
Balance, March 31, 2018	19,550,414	$195	$145,367	$(120,985)	$(1)	$24,576

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(amounts in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(12,455)	$(8,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,584	892
Non-cash interest expense	319	158
Depreciation expense	1,216	1,196
Amortization	646	646
Change in warrant valuation	773	291
Change in contingent consideration valuation	2,520	2,814
Deferred income taxes	(2,353)	(1,235)
Inventory	(189)	936
Contract Asset	(1,753)	—
Prepaid expenses and other current assets	912	(518)
Accounts receivable	(147)	(1,867)
Accounts payable, accrued expenses and other liabilities	(5,870)	(2,363)
Net cash used in operating activities	(14,797)	(7,137)
Cash flows from investing activities:
Purchase of property and equipment	(1,654)	(1,744)
Purchase of short-term investments	(4,981)	(36,117)
Proceeds from maturity of investments	3,500	—
Net cash used in investing activities	(3,135)	(37,861)
Cash flows from financing activities:
Payment of deferred financing costs	(261)	—
Proceeds from sale of common stock, net of transaction costs	3,514	—
Payments of withholdings on shares withheld for income taxes	(86)	—
Proceeds from option exercise	65	—
Net cash provided by financing activities	3,232	—
Net decrease in cash and cash equivalents	(14,700)	(44,998)
Cash and cash equivalents, beginning of period	60,984	64,483
Cash and cash equivalents, end of period	$46,284	$19,485
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,546	$1,026
Purchase of property, plant and equipment included in accrued expenses and accounts payable	$249	$237
Retirement of fully depreciated property, plant and equipment	$30	$—
Common stock issued in connection with equity facility	$357	$—

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

The Company has incurred losses from operations since inception and has an accumulated deficit of $120,985 as of March 31, 2018. Though its CDMO segment has been profitable, the Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates, including the payment of the Gainesville Transaction contingent payments, which may become due upon achievement of certain development and commercialization milestones for meloxicam (see Note 4). Insufficient funds may cause the Company to delay, reduce the scope of or eliminate one or more of its development, commercialization or expansion activities. The Company may raise such funds through debt refinancing, bank or other loans, through strategic research and development, licensing (including out-licensing) and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of its common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business. The Company’s future operations are highly dependent on a combination of factors, including (i) the continued profitability of the CDMO segment; (ii) the timely and successful completion of additional financing and/or alternative sources of capital, debt, partnering or out-licensing transactions; (iii) the success of its research and development, including the results and timing of its clinical trials; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately, (v) regulatory approval and market acceptance of the Company’s proposed future products. Management believes that the Company’s existing cash, cash equivalents and short-term investments as of March 31, 2018 and other expected financing sources will be sufficient to fund its operations over the next twelve months.

(3)	Summary of Significant Accounting Principles
(a)	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Cash and cash equivalents represents cash in banks and highly liquid short-term investments that have maturities of three months or less when acquired. These highly liquid short-term investments are both readily convertible to known amounts of cash and so near to their maturity that they present insignificant risk of changes in value because of the changes in interest rates.

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

The impairment test for indefinite-lived intangible assets is a one-step test, which compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on accounting standards, it is required that these assets be assessed at least annually for impairment unless a triggering event occurs between annual assessments, which would then require an assessment in the period which a triggering event occurred. The Company performs its annual goodwill and indefinite-lived intangible asset impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. In performing the evaluation, the Company assessed qualitative factors such as overall financial performance of its reporting units, anticipated changes in industry and market conditions, including recent tax reform, and competitive environments. As a result of the latest impairment tests, November 30, 2017, the Company determined that there was no impairment to goodwill or indefinite-lived intangible assets. Additionally, there were no indicators of impairment as of March 31, 2018.

(g)	Revenue Recognition

The Company generates revenues from manufacturing, packaging, research and development, and related services for multiple pharmaceutical companies through its CDMO segment. The agreements that the Company has with its commercial partners provide for manufacturing revenues, sales-based royalties and/or profit sharing components.  The Company’s revenue policies listed below are reflective of Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” or ASU 2014-09, which the company adopted effective January 1, 2018.  See footnote 18 for additional information regarding the Company’s adoption of ASU 2014-09 and its impact on the Company’s financial statements.

Manufacturing and other related services revenue is recognized upon transfer of control of a product to a customer, generally upon shipment, based on a transaction price that reflects the consideration the Company expects to be entitled to as specified in the agreement with the commercial partner, which could include pricing and volume based adjustments.

In addition to manufacturing and packaging revenue, certain customer agreements may have intellectual property sales-based royalties and/or profit sharing consideration, collectively referred to as royalties, computed on the net product sales of the commercial partner. Royalty revenues are generally recognized under the terms of the applicable license, development and/or supply agreement. For arrangements that include sales-based royalties where the license for intellectual property is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue when the related sales occur by the commercial partner.  For arrangements that include sales-based royalties where the license for intellectual property is not deemed to be the predominant item to which the royalties relate, the Company recognizes revenue upon transfer of control of the manufactured product.  In these cases, significant judgement is required to calculate this estimated variable consideration using the most-likely amount method based on historical customer pricing, sales deductions and is partially constrained due to items that are outside of the Company’s control including the uncertainty of the timing of future commercial partner sales, mix of volume, customer stocking and ordering patterns, as well as unforeseen price adjustments made by the Company’s commercial partners.

Revenues related to research and development are generally recognized over-time as the related services or activities are performed using the output method and in accordance with the contract terms. In agreements which specify milestones, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments related to arrangements under which the Company has continuing performance obligations would be deferred and recognized over the period of performance. Milestone payments that are not within the control of the Company, such as submission for approval to regulators by a commercial partner or approvals from regulators, are not considered probable of being achieved until those submissions are submitted by the customer or approvals are received.

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

The Company’s CDMO segment is dependent on its relationships with a small number of commercial partners, with its four largest customers having generated 99% of its revenues for three months ended March 31, 2018. A portion of the Company’s revenues are dependent on U.S. based customers selling to end-users outside the U.S.

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

The expected life of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses the historical volatility of its publicly traded stock in order to estimate future stock price trends. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

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

For purposes of calculating diluted loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive.  There are no dilutive common stock equivalents for the three months ended March 31, 2018.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2018	2017
Basic and Diluted Loss Per Share
Net loss	$(12,455)	$(8,087)
Weighted average common shares outstanding, basic and diluted	19,219,257	19,049,416
Net loss per share of common stock, basic and diluted	$(0.65)	$(0.42)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2018 and 2017, as they would be anti-dilutive:

	March 31,
	2018	2017
Options and restricted stock units outstanding	4,973,043	3,337,461
Warrants	1,133,592	784,928

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(m)	Segment Information

The Company determined its reportable segments based on its strategic business units, the commonalities among the products and services within each segment and the manner in which the Company reviews and evaluates operating performance. The Company has identified its CDMO and Acute Care divisions as reportable segments. Segment disclosures are included in Note 17. Segment operating profit (loss) is defined as segment revenue less segment operating expenses (segment operating expenses consist of general and administrative expenses, research and development expenses, and the change in valuation of contingent consideration and warrants). The following items are excluded from segment operating profit (loss): interest income and expense, and income tax benefit. Segment assets are those assets and liabilities that are recorded and reported by segment operations. Segment operating capital employed represents segment assets less segment liabilities.

(n)	Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation - Scope of Modification Accounting” or ASU 2017-09.  ASU 2017-09 provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard is effective for fiscal years beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018. There was no impact upon adoption.

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

In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed.

In January 2018, the Company adopted the standard using the modified retrospective method. See Footnote 18 for additional information on the impact of the transition on the Company’s financial statements.

(4)	Acquisition of Gainesville Facility and Meloxicam

On April 10, 2015, the Company completed the Gainesville Transaction. The consideration paid in connection with the Gainesville Transaction consisted of $50,000 cash at closing, a $4,000 working capital adjustment and a seven-year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $19.46 per share. In addition, the Company may be required to pay up to an additional $125,000 in milestone payments including $45,000 upon regulatory approval, as well as net sales milestones related to injectable meloxicam and a percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). Under the acquisition method of accounting, the consideration paid and the fair value of the contingent consideration and royalties were allocated to the fair value of the assets acquired and liabilities assumed. The contingent consideration obligation is remeasured each reporting date with changes in fair value recognized as a period charge within the statement of operations (see Note 6 for further information regarding fair value).

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

The fair value of the first contingent consideration component recognized on the acquisition date was estimated by applying a risk-adjusted discount rate to the probability-adjusted contingent payments and the expected approval dates. The fair value of the second contingent consideration component recognized on the acquisition date was estimated using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections based upon the expected revenue target attainment dates. The fair value of the third contingent consideration component recognized on the acquisition date was estimated by applying a risk-adjusted discount rate to the potential payments resulting from revenue projections and the defined royalty percentage.

These fair values are based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration components are classified as liabilities and are subject to the recognition of subsequent changes in fair value through the results of operations.

(5)	NMB Related License Agreement

In June 2017, the Company acquired the exclusive global rights to two novel neuromuscular blocking agents, or NMBs, and a proprietary reversal agent from Cornell University, or Cornell. The NMBs and reversal agent are referred to herein as the NMB Related Compounds. The NMB Related Compounds include one novel intermediate-acting NMB that has initiated Phase I clinical trials and two other agents, a novel short-acting NMB, and a rapid-acting reversal agent specific to these NMBs.

The transaction was accounted for as an asset acquisition, with the total cost of the acquisition of $766 allocated to acquired IPR&D. The Company recorded an upfront payment obligation of $350, as well as operational liabilities and acquisition-related costs of $416, primarily consisting of reimbursement to Cornell for specified past patent, legal and pre-clinical costs, of which $247 is reported as a component of Accrued expenses and other current liabilities and Other non-current liabilities on the Consolidated Balance Sheet as of March 31, 2018.

In addition, the Company is obligated to make: (i) an annual license maintenance fee payment until the first commercial sale of the NMB Related Compounds; and (ii) milestone payments upon the achievement of certain milestones, up to a maximum, for each NMB, of $5,000 for U.S. regulatory approval and commercialization milestones and $3,000 for European regulatory approval and commercialization milestones. The Company is also obligated to pay Cornell royalties on net sales of the NMB Related Compounds at a rate ranging from low to mid-single digits, depending on the applicable NMB Related Compounds and whether there is a valid patent claim in the applicable country, subject to an annual minimum royalty amount. Further, the Company will reimburse Cornell ongoing patent costs related to prosecution and maintenance of the patents related to the Cornell patents for the NMB Related Compounds.

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

•	Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2017:
Assets:
Cash equivalents
Money market mutual funds	$38,959	$—	$—
Total cash equivalents	$38,959	$—	$—
Short-term investments
U.S. Treasury obligations	$3,498	$—	$—
Total financial assets	$42,457	$—	$—
Liabilities:
Warrants	—	—	$3,406
Contingent consideration	—	—	82,413
	$—	$—	$85,819
At March 31, 2018:
Assets:
Cash equivalents
Money market mutual funds (See Note 7)	$4,162	$—	$—
U.S. Treasury obligations (See Note 7)	$9,989
Commercial Paper (See Note 7)		$17,972
Total cash equivalents	$14,151	$17,972	$—
Short-term investments
U.S. Treasury obligations (See Note 7)	$1,998	$—	$—
Commercial Paper (See Note 7)		$2,991	$—
Total financial assets	$16,149	$20,963	$—
Liabilities:
Warrants (See Note 14(d))	—	—	$4,179
Contingent consideration (See Note 4)	—	—	84,933
	$—	$—	$89,112

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

The reconciliation of the contingent consideration and warrants measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2017	$3,406	$82,413
Additions	—	—
Remeasurement	773	2,520
Total at March 31, 2018	$4,179	$84,933

Current portion as of March 31, 2018	—	33,957
Long-term portion as of March 31, 2018	4,179	50,976

The current portion of the contingent consideration represents the estimated probability adjusted fair value that is expected to become payable within one year as of March 31, 2018 (see Note 4 for additional information).

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of March 31, 2018, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of long-term debt approximated fair value at March 31, 2018 due to the comparison of the terms of the debt, including borrowing rates available to the Company through its recent completed debt refinancing process, availability of additional term loan tranches, and maturity.

(7)	Short-term Investments

Short-term investments as of March 31, 2018 consist of government money market funds, U.S. Treasury obligations and commercial paper. A portion of short term investments is included in Cash and cash equivalents due to its original maturity of three months or less when acquired. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Income in stockholders’ equity and realized gains and losses included in other income/expense. The following is a summary of available-for-sale securities as of March 31, 2018.

	March 31, 2018
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$4,162	$—	$—	$4,162
U.S. Treasury obligations	11,987	—	—	11,987
Commercial Paper	20,963	1	(1)	20,963
Total investments	$37,112	$1	$(1)	$37,112

As of March 31, 2018, the Company’s investments had maturities ranging from one to four months. As of December 31, 2017, all of the Company’s investments in U.S. Treasury obligations had original maturities of less than two months. The fair value of the Company’s U.S. Treasury obligations is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, and other observable inputs. To derive the fair value of its commercial paper, the Company uses benchmark inputs and industry standard analytical models.

Certain investment securities as of March 31, 2018 had fair values less than their amortized costs and, therefore, contained unrealized losses. The Company has evaluated these investments and has determined that the decline in value was not related to any Company or industry specific event. As of March 31, 2018, there were two investments with unrealized losses. The gross unrealized losses related to these investments were due to changes in interest rates. Given that the Company has no intent to sell any of these investments until a recovery of its fair value, which may be at maturity, and there are no current requirements to sell any of these investments, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2018. The Company anticipates full recovery of amortized costs with respect to these investments at maturity or sooner in the event of a more favorable market interest rate environment. The duration of time the investments had been in a continuous unrealized loss position as of March 31, 2018 was less than six months.

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

Inventory was as follows as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Raw materials	$2,645	$2,130
Work in process	4,672	3,931
Finished goods	3,551	4,488
	10,868	10,549
Provision for inventory obsolescence	(840)	(710)
	$10,028	$9,839

Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Inventory is ordered to meet specific customer orders and largely reflects demand. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration and quality concerns.

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2018	December 31, 2017
Land	$3,263	$3,263
Building and improvements	15,771	15,751
Furniture, office and computer equipment	4,633	4,406
Manufacturing equipment	24,603	24,153
Construction in progress	5,227	5,326
	53,497	52,899
Less: accumulated depreciation and amortization	15,011	13,825
Property, plant and equipment, net	$38,486	$39,074

Depreciation expense for the three months ended March 31, 2018 and 2017 was $1,216 and $1,196, respectively.

(10)	Intangible Assets

The following represents the balance of the intangible assets at March 31, 2018:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships	$15,500	$7,696	$7,804
In-process research and development	26,400	—	26,400
Total	$41,900	$7,696	$34,204

The following represents the balance of intangible assets at December 31, 2017:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships	$15,500	$7,050	$8,450
In-process research and development	26,400	—	26,400
Total	$41,900	$7,050	$34,850

Amortization expense for each of the three months ended March 31, 2018 and 2017 was $646.

As of March 31, 2018, future amortization expense is as follows:

Amortization
2018	1,937
2019	2,583
2020	2,583
2021	701
Total	$7,804

(11)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2018	2017
Clinical trial and related costs	$367	$383
Professional and consulting fees	926	1,010
Payroll and related costs	3,247	6,387
Property plant and equipment	6	216
Deferred revenue	818	546
Interest payable	—	802
Other	997	553
	$6,361	$9,897

(12)	Long-Term Debt

On November 17, 2017, the Company entered into a $10,000 Credit Agreement, or the Credit Agreement, with Athyrium Opportunities III Acquisition LP, or Athyrium. The Credit Agreement provides for an initial term loan in the original principal amount of $60,000 funded at closing. Pursuant to the terms of the Credit Agreement, there are two additional tranches of term loans, each in an aggregate original principal amount of $20,000. The second tranche term loan may be drawn upon on or before December 31, 2018 provided that the Company receives regulatory approval of the Company’s IV meloxicam product candidate and will have at least $20,000 in unrestricted cash after payment of the milestone payment due to Alkermes. The third tranche term loan may be drawn upon at any time on or prior to March 31, 2020 provided that the second term loan has been drawn upon and net sales of IV Meloxicam achieve $20,000 for the most recent trailing twelve-month period. The maturity date of the Credit Agreement is November 17, 2022, the five-year anniversary of the closing.

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

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis. As of March 31, 2018, the Company was in compliance with the covenants.

As of March 31, 2018, the remaining payments due under the Credit Agreement include a principal payment of $60,000 and an exit fee of $600 due at the maturity date.

In connection with the Credit Agreement, the Company issued warrants to each of Athyrium and its affiliate, Athyrium Opportunities II Acquisition LP, or Athyrium II, to purchase an aggregate of 348,664 shares of the Company’s common stock with an exercise price of $8.6043 per share. See Note 14(d) for additional information. The warrants are exercisable through November 17, 2024. The initial fair value of the warrant of $2,143 was recorded as a debt issuance cost.

In addition, the Company recorded debt issuance costs for the Credit Agreement of $4,439, which, along with the fair value of warrants, are being amortized using the effective interest method over the term of the Credit Agreement. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2018, the effective interest rate was 15.04%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt issuance cost.

The components of the carrying value of the debt as of March 31, 2018, are detailed below:

Principal balance outstanding	$60,000
Unamortized deferred issuance costs	(6,088)
Exit fee accretion	45
Total	$53,957

The Company used proceeds from the $60,000 initial term loan to (i) repay in full all outstanding indebtedness under its previous credit facility governed by the Credit Agreement, dated April 10, 2015, between the Company’s subsidiary, Recro Gainesville LLC and OrbiMed Royalty Opportunities II, LP, or the OrbiMed Credit Agreement of $31,767, which included the remaining debt principal balance of $27,347 and early termination charges of $4,420 and (ii) pay transaction fees associated with the Athyrium Credit Agreement of $4,178.

Associated with the refinancing of the OrbiMed Credit Agreement and in accordance with ASC 405-20 “Extinguishments of Liabilities”, the Company booked one-time loss on extinguishment of $6,772 as of December 31, 2017, which was reflected in the interest expense line within the Consolidated Statement of Operations and Comprehensive Loss.

The Company recorded debt issuance cost amortization for both credit agreements of $329 and $158 for the three months ended March 31, 2018 and 2017, respectively.

(13)	Commitments and Contingencies
(a)	Licenses

The Company is party to an exclusive license with Orion for the development and commercialization of Dexmedetomidine, or Dex, for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($25,257 as of March 31, 2018) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through March 31, 2018, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine, or Fado, for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($15,031 as of March 31, 2018) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through March 31, 2018, no such milestones have been achieved.

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

(b)	Contingent Consideration for the Gainesville Transaction

Pursuant to the purchase and sale agreement governing the Gainesville Transaction, the Company agreed to pay to Alkermes up to an additional $125,000 in milestone payments including $45,000 upon regulatory approval, as well as net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent).

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

As part of the Gainesville Transaction, the Company acquired the rights to Zohydro ER®, which the Company licenses to its commercial partner Pernix Therapeutics, Inc., or Pernix, in the United States, and which is subject to ongoing intellectual property litigation and proceedings.

Zohydro ER® has been subject to four paragraph IV certifications with Actavis plc, or Actavis, regarding the filing of Abbreviated NDAs, or ANDAs, with the FDA for a generic version of Zohydro ER®, the filing of a supplemental ANDA, one of the Company’s issued patents relating to a formulation of Zohydro ER®. These certification notices alleged that the three U.S. patents listed in the FDA’s Orange Book for Zohydro ER® will not be infringed by Actavis’ proposed products, are invalid and/or are unenforceable. In 2014 and 2015, the Company, by itself and through Daravita Limited (a subsidiary of Alkermes and the Company’s predecessor in interest), filed two suits against Actavis in the U.S. District Court for the District of Delaware based on the ANDAs and the sANDA, respectively. In February 2017, the District Court in the Actavis case ruled in the Company’s favor and enjoined Actavis from selling the proposed generic version of Zohydro ER®, which Actavis subsequently appealed to the U.S. Court of Appeals for the Federal Circuit. In October 2017, the Company filed suit against Actavis in the U.S. District Court for the District of Delaware based upon another issued patent relating to a formulation of Zohydro ER®. All litigation with Actavis settled in January 2018 via a multi-party settlement agreement among the Company, Pernix and Actavis, in which Actavis was granted a license to begin selling a generic version of Zohydro® ER on March 1, 2029, or earlier under certain circumstances.

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

As of March 31, 2018, future minimum lease payments excluding operating expenses and tenant improvements for the leases, are as follows:

Lease payments
2018	411
2019	508
2020	408
2021	362
2022	374
Total	$2,063
(e)	Purchase Commitments

As of March 31, 2018, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $27,228 related to inventory, capital expenditures and other goods and services, including pre-commercial/manufacturing scale-up and clinical activities.

(f)	Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of March 31, 2018, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $734, from that date through calendar year 2018.

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

On December 29, 2017, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, $0.01 par value per share, having an aggregate offering price of up to $40,000 through Cowen, as the placement agent. As of March 31, 2018, the Company did not have any sales of common stock under the Sales Agreement.

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

On March 2, 2018, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate of $20,000 of  shares of the Company’s common stock over the approximately 30-month term of the Purchase Agreement. On the execution of the Purchase Agreement, the Company agreed to issue 33,040 shares of common stock to Aspire Capital as consideration for entering into the Purchase Agreement. As of March 31, 2018, the Company sold 350,000 shares of common stock under the Purchase Agreement for proceeds of $3,514.

(c)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of March 31, 2018, no preferred stock was issued or outstanding.

(d)	Warrants

As of March 31, 2018, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

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

	March 31, 2018	December 31, 2017
Fair value	$4,179	$3,406
Expected dividend yield	—%	—%
Expected volatility	74%	75%
Risk-free interest rates	2.48%	2.09%
Remaining contractual term	4.00 years	4.25 years

(15)	Comprehensive Loss

The Company’s comprehensive loss is shown on the Consolidated Statements of Operations and Comprehensive Loss as of March 31, 2018, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities. The total of comprehensive loss for the three months ended March 31, 2018 and 2017 was $12,455 and $8,144, respectively. There was no tax effect of other comprehensive loss for the three months ended March 31, 2018. The tax effect of other comprehensive loss for the three months ended March 31, 2017 was $19.

(16)	Stock-Based Compensation

The Company established the 2008 Stock Option Plan, or the 2008 Plan, which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. As of March 31, 2018, no stock appreciation rights have been issued. Subsequent to adoption, the 2008 Plan was amended to increase the authorized number of shares available for grant to 444,000 shares of common stock. In October 2013, the Company established the 2013 Equity Incentive Plan, or the 2013 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. In June 2015, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan, or the A&R Plan, which amended and restated the 2013 Plan and increased the aggregate amount of shares available for issuance to 2,000,000. On December 1st of each year, pursuant to the “Evergreen” provision of the A&R Plan, the number of shares available under the plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year. In December 2017 and 2016, the number of shares available for issuance under the A&R Plan was increased by 956,341 and 619,181, respectively. The total number of shares authorized for issuance under the A&R plan as of March 31, 2018 is 4,036,737. In May 2018, the Company’s shareholders approved the 2018 Amended and Restated Equity Incentive Plan, which amended and restated the A&R Plan to increase the aggregate amount of shares available for issuance to 7,036,737.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2018, 254,420 shares and 174 shares are available for future grants under the A&R Plan and 2008 Plan, respectively.

The weighted average grant-date fair value of the options awarded to employees during the three months ended March 31, 2018 and 2017 was $6.08 and $5.29, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	March 31,
	2018	2017
Range of expected option life	6 years	6 years
Expected volatility	74.01% - 74.60%	84.71%
Risk-free interest rate	2.32 - 2.73%	2.05 - 2.17%
Expected dividend yield	—	—

The following table summarizes stock option activity during the three months ended March 31, 2018:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2017	3,594,875	$7.17	7.1 years
Granted	713,226	9.16
Exercised	(14,575)	4.49
Expired/forfeited/cancelled	(46,805)	8.51
Balance, March 31, 2018	4,246,721	$7.50	7.3 years
Vested	2,213,374	$6.82	5.7 years
Vested and expected to vest	4,246,721	$7.50	7.3 years

Included in the table above are 961,750 options granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

During the year ending December 31, 2016, the Company adopted ASU 2016-09 and elected to account for forfeitures as they occur.

The following table summarizes restricted stock units, or RSUs, activity during the three months ended March 31, 2018.

Number of shares
Balance, December 31, 2017	270,593
Granted	500,120
Vested and settled	(35,025)
Expired/forfeited/cancelled	(9,366)
Balance, March 31, 2018	726,322
Expected to vest	726,322

Included in the table above are 44,500 time-based RSUs granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

In March 2018, the Company granted 240,224 performance-based RSUs, which may vest based on attaining 2018 financial, clinical and operational goals, as well as 259,896 time-based RSUs, which vest over four years.

Stock-based compensation expense for the three months ended March 31, 2018 and 2017 was $1,584 and $892, respectively.

As of March 31, 2018, there was $14,870 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 2.6 years. As of March 31, 2018, there was $2,671 of unrecognized compensation expense related to unvested performance-based RSUs and will be expensed when the performance criteria are met.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of March 31, 2018, the aggregate intrinsic value of the vested and unvested options was $9,522 and $5,746, respectively.

(17)	Segment Reporting

The Company operates through two business divisions that are treated as separate financial segments: an Acute Care segment and a revenue-generating CDMO segment. The Acute Care segment is primarily focused on developing innovative products for hospital and related settings, and the CDMO segment leverages the Company’s formulation expertise to develop and manufacture pharmaceutical products using the Company’s proprietary delivery technologies for commercial partners who commercialize or plan to commercialize these products. Acute Care has no revenue, and its costs consist primarily of expenses incurred in conducting the Company’s clinical and preclinical studies, acquiring clinical trial materials, regulatory activities, personnel costs and pre-commercialization of meloxicam. CDMO revenue streams are derived from manufacturing, royalty revenues, as well as CDMO’s research and development services performed for commercial partners.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates performance of its reportable segments based on revenue and operating income (loss). The Company does not allocate interest income, interest expense or income taxes to its operating segments.

The following table summarizes segment information as of and for the three months ended March 31, 2018:

	For the Three Months Ended March 31,
	2018	2017
Revenues:
CDMO	$19,542	$18,742
Acute Care	—	—
Total	$19,542	$18,742

Operating income (loss):
CDMO	$6,566	$6,199
Acute Care	(19,413)	(13,501)
Total	$(12,847)	$(7,302)

Depreciation and amortization:
CDMO	$1,819	$1,837
Acute Care	43	5
Total	$1,862	$1,842

Capital expenditures:
CDMO	$329	$1,530
Acute Care	1,325	214
Total	$1,654	$1,744

	March 31,	December 31,
	2018	2017
Total assets:
CDMO	$80,300	$78,136
Acute Care	98,153	108,090
Total	$178,453	$186,226

(18)  Revenue Recognition

Effective January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective method applied to contracts existing as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under the new guidance while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.  See Note 3 for additional information on the Company’s revenue recognition policies.

The Company uses the practical expedient to not account for significant financing components because the period between recognition and collection does not exceed one year in any contract.

Upon adoption, the Company recorded a decrease of $2,818 to the opening balance of accumulated deficit as of January 1, 2018. This adjustment resulted from a change in revenue recognition associated with a variable portion of certain of its royalty revenue.  Under the new accounting standard, estimated royalty revenue to be received in the future that is deemed predominantly related to product sales rather than the license for intellectual property, is included as a component of the product sale transaction consideration to the extent such consideration is not probable to significant reversal.  Prior to adoption of the new guidance, the Company recognized this royalty revenue in the period the products were sold by the commercial partner.

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 were as follows:

	Balance at December 31, 2017	Adoption of ASU 2014-09	Balance at January 1, 2018
Contract asset	$—	$3,755	$3,755
Deferred income taxes	18,573	(937)	17,636

Total shareholders' equity	28,848	(2,818)	26,030

The impact of the adoption of ASU 2014-09 on the Company’s condensed consolidated statement of operations and condensed consolidated balance sheet was as follows:

	For the Three Months Ended March 31, 2018
	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported
Revenue	$17,789	$1,753	$19,542
Income tax benefit	2,790	(437)	2,353
Net loss	(13,771)	1,316	(12,455)

	March 31, 2018
	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported
Contract assets	$—	$5,508	$5,508
Deferred income taxes	21,363	(1,374)	19,989
Total assets	174,319	4,134	178,453

Accumulated deficit	(125,119)	4,134	(120,985)
Total shareholders' equity	20,442	4,134	24,576
Total liabilities and shareholders' equity	174,319	4,134	178,453

Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. Contract assets were $5,508 and $3,755 at March 31, 2018 and January 1, 2018, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers or actual net product sale amounts reported by the commercial partner for the period. For the three months ended March 31, 2018, actual net product sale amounts reported by the Company’s commercial partner exceeded estimates of royalty amounts attributed to manufactured product shipped as of January 1, 2018 for the related arrangements by approximately $817.

The following table presents changes in the Company’s contract assets for the three months ended March 31, 2018:

Contract asset, beginning of year	$3,755
Change in estimate arising from changes in transaction price	817
Reclassification of contract asset to receivables, as the result of rights to consideration becoming unconditional	(4,572)
Contract assets recognized	5,508
Contract asset, end of period	$5,508

The following table disaggregates revenue by business segment and timing of revenue recognition:

	For the Three Months Ended March 31, 2018
	Point in time	Overtime	Total
CDMO	$19,413	$129	$19,542
Acute Care	—	—	—
Revenue	19,413	129	19,542

Adoption of ASU 2014-09 did not require capitalization of any costs to obtain or fulfill contracts. In general, the Company’s payment terms for manufacturing revenue and research and development services is 30 days.  Royalty revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.  Based on the adoption of ASU 2014-09, the timing difference between recognition of certain royalty revenues as a contract asset and cash receipt is increased by an estimated 90 days.

(19)	Related Party Transactions

A Non-Executive Director of the Company’s Irish subsidiary is a Managing Director and a majority shareholder of HiTech Health Ltd, or HiTech Health, a consultancy firm for the biotech, pharmaceutical and medical device industry. Since 2016, HiTech Health has provided the Company with certain consulting services and in November 2017 both parties entered into a Service Agreement to engage in regulatory project support and consultancy. In consideration for such services, the Company recorded $109 for the three months ended March 31, 2018.  A portion of the amount relates to consultancy services provided by the Non-Executive Director.

(20)   Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the 401(k) Plan) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended March 31, 2018 and 2017 were $390 and $343,  respectively.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the interim unaudited financial statements contained in Part I, Item 1 of this quarterly report, and the audited financial statements and notes thereto for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on March 2, 2018. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Recro” refer to Recro Pharma, Inc. and its consolidated subsidiaries.

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

•	our ability to comply with the regulatory schemes applicable to our business and other regulatory developments in the United States and foreign countries;
•	our ability to operate under increased leverage and associated lending covenants;
•	the performance of third-parties upon which we depend, including third-party contract research organizations, and third-party suppliers, manufacturers, distributers and logistics providers;
•	our ability to obtain and maintain patent protection and defend our intellectual property rights against third-parties;
•	our ability to maintain our relationships and contracts with our key commercial partners;
•	our ability to recruit or retain key scientific, technical, commercial, and management personnel or to retain our executive officers;
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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 2, 2018 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

Overview

We are a specialty pharmaceutical company that operates through two business divisions: an Acute Care division and a revenue-generating CDMO division. Each of these divisions are deemed to be reportable segments for financial reporting purposes.

Our Acute Care segment is primarily focused on developing and commercializing innovative products for hospital and related acute care settings. Our lead product candidate is a proprietary injectable form of meloxicam, a long-acting preferential COX-2 inhibitor. IV meloxicam has successfully completed three Phase III clinical trials for the management of moderate to severe pain, consisting of two pivotal efficacy trials and a large double-blind Phase III safety trial, as well as other safety studies. Overall, the total new drug application, or NDA, program included over 1,400 patients. In late July 2017, we submitted a NDA to the U.S. Food and Drug Administration, or FDA, for IV meloxicam 30mg for the management of moderate to severe pain. The FDA has accepted the NDA for review and set a date for decision on the NDA under the Prescription Drug User Fee Act, or PDUFA, of May 26, 2018. Our Acute Care segment has no revenue and our costs consist primarily of expenses incurred in conducting our clinical trials and preclinical studies, manufacturing scale-up, regulatory activities, pre-commercialization of meloxicam and personnel costs.

Our CDMO segment leverages formulation expertise to develop and manufacture pharmaceutical products using proprietary delivery technologies for commercial partners who commercialize or plan to commercialize these products. These collaborations result in revenue streams including manufacturing, royalties, and research and development, which support continued operations for our CDMO segment and have contributed excess cash flow to be used for our research and development activities in our Acute Care segment. We operate a 97,000 square foot, DEA-licensed manufacturing facility in Gainesville, Georgia and we currently develop and/or manufacture the following key products with our commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM, Verapamil SR and Zohydro ER®, as well as supporting development stage products. Our CDMO segment’s revenue streams are derived from manufacturing, and royalty revenues, as well as our research and development of services performed for commercial partners.

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

On April 10, 2015, we completed the acquisition from Alkermes of certain assets, including the worldwide rights to injectable meloxicam and the development, formulation and manufacturing business that comprised our CDMO segment, which we refer to as the Gainesville Transaction, which transformed our business through the addition of a revenue-generating business and the increase in our workforce as a result of the addition of the employees at our Gainesville, Georgia manufacturing facility. The consideration paid consisted of $50.0 million cash, a $4.0 million working capital adjustment and a seven-year warrant to purchase 350,000 shares of our common stock at an exercise price of $19.46 per share. In addition, we may be required to pay up to an additional $125.0 million in milestone payments including $45.0 million upon regulatory approval of IV meloxicam, as well as net sales milestones and a royalty percentage of future product net sales related to IV meloxicam.

We funded the up-front payment of the Gainesville Transaction with borrowings under our previous credit facility with OrbiMed Royalties, II, LP, or OrbiMed, and cash on hand. Pursuant to the credit facility with OrbiMed, we issued OrbiMed a warrant to purchase an aggregate of 294,928 shares of our common stock at an exercise price of $3.28 per share, subject to certain adjustments.

In November 2017, we entered into our Credit Agreement with Athyrium Opportunities III Acquisition LP, or Athyrium, pursuant to which we drew $60.0 million in an initial term loan and have the ability to draw upon two additional tranches of terms loans, each in the aggregate original principal amount of $20.0 million, subject to certain timing and milestone restrictions.  We used the proceeds from the initial term loan to repay in full all outstanding indebtedness and transaction fees under the previous credit facility with OrbiMed. The interest rate under the credit agreement with Athyrium is equal to three-month LIBOR plus 9.75%, with a 1.0% LIBOR floor. Pursuant to the credit agreement with Athyrium, we issued to each of Athyrium and its affiliate, Athyrium Opportunities II Acquisition LP, warrants to purchase an aggregate of 348,664 shares of our common stock at an exercise price of $8.6043 per share, subject to certain adjustments.

Financial Overview

Revenues

During the three months ended March 31, 2018 and 2017 we recognized revenues in three categories: manufacturing revenue, royalty and research and development revenue. All revenue is generated from our CDMO segment.

Manufacturing revenue

We recognize manufacturing revenue from the sale of products we manufacture for our commercial partners. Manufacturing revenues are recognized upon transfer of control of a product to a customer, generally upon shipment, based on a transaction price that reflects the consideration we expect to be entitled to as specified in the agreement with the commercial partner, which could include pricing and volume based adjustments.

Royalty revenue

We recognize royalty or profit sharing revenue, collectively referred to as royalty revenue, related to the sale of products by our commercial partners that incorporate our technologies. Royalty revenues are generally recognized under the terms of the applicable license, development and/or supply agreement. For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue when the related sales occur by the commercial partner.  For arrangements that include sales-based royalties and the license is not deemed to be the predominant item to which the royalties relate, we recognize revenue when the performance obligation to which the royalty has been allocated has been satisfied, which is upon transfer of control of a product to a customer.  In this case, significant judgement is used in the estimation of these royalties based on historical customer pricing and deductions and is partially constrained due to items that are outside of our control including the uncertainty of the timing of future commercial partner sales, mix of volume, customer stocking and ordering patterns, as well as unforeseen price adjustments made by our commercial partners.

Research and development revenue

Research and development revenue consists of funding that compensates us for formulation, and preparation of pre-clinical and clinical testing drug product materials prepared by our CDMO segment under research and development arrangements with commercial partners. We generally bill our commercial partners under research and development arrangements using a full-time equivalent or hourly rate, plus direct external costs, if any. Revenues related to research and development are generally recognized as the related services or activities are performed using the output method and in accordance with the contract terms. To the extent that the agreements specify services are to be performed on a fixed basis, revenues are recognized consistent with the pattern of the work performed.

In agreements which specify milestones, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is recognized at a point in time.  Non-refundable milestone payments related to arrangements under which we have continuing performance obligations would be deferred and recognized over the period of performance. Milestone payments that are not within our control, such as submission for approval to regulators by a commercial partner or approvals from regulators, are not considered probable of being achieved until those submissions are submitted by the customer or approvals are received.

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

We expect our research and development costs to relate to injectable meloxicam for the foreseeable future as we advance this product candidate through the commercialization scale-up, clinical and other activities. We also expect to have expenses as we initiate clinical trials and related work for our other product candidates. We may elect to seek out collaborative relationships in order to provide us with a diversified revenue stream and to help facilitate the development and commercialization of our product candidate pipeline. We expect our research and development costs to continue to increase as we continue clinical and pre-commercialization manufacturing activities for IV meloxicam, and engage in pipeline development activities.

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

Change in Fair Value of Contingent Consideration

In connection with the acquisition of injectable meloxicam in the Gainesville Transaction, we are required to pay up to an additional $125.0 million in milestone payments, including $45.0 million upon regulatory approval of IV meloxicam, as well as net sales milestones and a royalty percentage of future product net sales related to IV meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Gainesville Transaction. We have since reevaluated and as of March 31, 2018 recorded a $84.9 million payment obligation, representing the estimated probability adjusted fair value, and we expect, at a minimum, the current portion of $34.0 million will further increase by approximately $20.0 million as we approach the PDUFA date, and potential approval of IV meloxicam, which will trigger the $45.0 million milestone payment due to Alkermes. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or income.

Change in Fair Value of Warrants

We have classified as liabilities certain warrants outstanding which contain a contingent net cash settlement feature, upon a change in control. The fair value of these warrants is remeasured through settlement or expiration with changes in fair value recognized as a period charge within the Consolidated Statements of Operations and Comprehensive Loss.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2018 was a result of interest expense incurred on our Athyrium senior secured term loans and the amortization of the related financing costs, net of interest income on cash equivalents and short-term investments. Interest expense for the three months ended March 31, 2017 was a result of interest expense incurred on our OrbiMed senior secured term loan and the amortization of the related financing costs.

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

In December 2017, the federal government enacted numerous amendments to the Internal Revenue Code of 1986 pursuant to the Tax Cuts and Jobs Act, or the Tax Act.  The Tax Act will impact our income tax expense/(benefit) from operations in future periods. The Tax Act resulted in the following impacts to us:

•	Our federal statutory income tax rate was reduced from 34% to 21% for 2018 and tax years following.

•Our results for the fourth quarter of 2017 included a one-time net expense of $7.9 million, as a result of remeasuring our deferred tax balances to the new statutory rate.

•We will be able to claim an immediate deduction for investments in qualified fixed assets acquired and placed in service beginning September 27, 2017 through 2022.  This provision phases out through 2026.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
	(amounts in thousands)
Revenue	$19,542	$18,742
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	10,490	10,498
Research and development	8,442	7,763
General and administrative	9,518	4,032
Amortization of intangible assets	646	646
Change in warrant valuation	773	291
Change in contingent consideration valuation	2,520	2,814
Total operating expenses	32,389	26,044
Operating loss	(12,847)	(7,302)
Other income (expense):
Interest expense, net	(1,961)	(1,078)
Loss before income taxes	(14,808)	(8,380)
Income tax benefit	2,353	293
Net loss	$(12,455)	$(8,087)

Revenue and costs of sales. Our revenues were $19.5 million and $18.7 million and cost of sales were $10.5 million and $10.5 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $0.8 million in revenue was primarily due to the net impact of royalties recognized from one of our commercial partners after the adoption of Accounting Standards Update, or ASU, No. 2014-09, or ASU 2014-09. Cost of sales remained constant compared to prior year.

Research and Development. Our research and development expenses were $8.4 million and $7.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $0.6 million was primarily due to an increase in pre-commercialization manufacturing costs for IV meloxicam, an increase in salaries and benefits expense due to increased headcount and a modest increase in development costs for other pipeline products.  These increases in research and development costs were offset by lower IV meloxicam clinical trial expenses.

General and Administrative. Our general and administrative expenses were $9.5 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $5.5 million was primarily due to building of the commercial team and its related costs.

Amortization of Intangible Assets. Amortization expense was $0.6 million for each of the quarters ended March 31, 2018 and 2017, respectively, which was exclusively related to the amortization of our CDMO royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Interest Expense, net. Interest expense, net was $2.0 million and $1.1 million during the three months ended March 31, 2018 and 2017, respectively. The increase of $0.9 million was primarily due to the higher principal balance on our Athyrium senior secured term loan and amortization of the related financing costs, which was partially offset by a lower interest rate on our Athyrium senior secured term loan versus our previous loan with OrbiMed.

Income Tax Benefit. Income tax benefit was $2.4 million and $ 0.3 million for the three months ended March 31, 2018 and 2017, respectively, related exclusively to our U.S. operations. The increase of $1.8 million was primarily due to increased losses in the U.S. We believe that it is more likely than not that the deferred income tax assets associated with our foreign operations will not be realized, and as such, there is a full valuation allowance against our foreign deferred tax assets.

Operating Income (Loss) per Segment.

CDMO Segment-

Our CDMO segment’s revenues were $19.5 million and $18.7 million in the three months ended March 31, 2018 and 2017, respectively. The increase of $0.8 million in revenue was primarily due to the net impact of royalties recognized from one of our commercial partners after the adoption of ASU 2014-09. Cost of sales remained constant compared to prior year.

Our CDMO segment’s operating expenses (including cost of sales) increased by $0.4 million, from $1.4 million in the three months ended March 31, 2017 to $1.8 million in the three months ended March 31, 2018. Research and development expenses increased by $0.2 million and general and administration expenses increased by $0.2 million. All of the above contributed to CDMO’s operating income of $6.6 million for the three months ended March 31, 2018, which included non-cash charges of $1.8 million for depreciation and amortization and $0.3 million for stock-based compensation.

Acute Care Segment-

Our Acute Care segment’s operating expenses increased $5.7 million from $10.4 million in the three months ended March 31, 2017 to $16.1 million in the three months ended March 31, 2018. Research and development expenses increased $0.5 million as a result of increased IV meloxicam pre-commercialization manufacturing costs and increased headcount, which was partially offset by a decrease in our IV meloxicam clinical trial expenses. General and administrative costs increased by $5.2 million as a result of increased headcount and increased pre-commercialization marketing expenses. Non-cash charges related to the warrant valuation increased $0.5 million and contingent consideration decreased by $0.3 million. All of the above contributed to our Acute Care segment’s operating loss of $19.3 million for the three months ended March 31, 2018, which also included non-cash charges of $1.4 million for stock-based compensation, depreciation and amortization.

Liquidity and Capital Resources

As of March 31, 2018, we had $51.3 million in cash and cash equivalents and short-term investments.

Since inception through March 31, 2018, we have financed our product development, operations and capital expenditures primarily from sales of equity and debt securities, including sales of our common stock with net proceeds of $120.0 million, and term loans made under our previous and existing credit facilities, including our current $100.0 million credit facility with Athyrium. Revenues from our CDMO segment are used primarily to fund operations at our Gainesville, Georgia manufacturing facility, to make payments under our credit facility and to partially fund the development and pre-commercialization activities of our Acute Care segment. During the three months ended March 31, 2018, our capital expenditures were $1.7 million.

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

On March 7, 2015, in connection with the Gainesville Transaction, we, through a wholly owned subsidiary, entered into a credit agreement with OrbiMed. Pursuant to the credit agreement, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015, which amount was used to fund the Gainesville Transaction. On November 17, 2017, we entered into our credit agreement with Athyrium, pursuant to which we drew $60.0 million in an initial term loan and have the ability to draw upon two additional tranches of terms loans, each in the aggregate original principal amount of $20.0 million.  Pursuant to the terms of the credit agreement, we may draw upon the second $20.0 million tranche on or before December 31, 2018, provided that we receive regulatory approval for IV meloxicam and retain at least $20.0 million in unrestricted cash following payment of the $45.0 million milestone payment to Alkermes. We may draw upon the final $20.0 million tranche on or prior to March 31, 2020, provided that we have drawn on the second tranche and have achieved net sales for IV Meloxicam of $20.0 million in the most recent trailing twelve-month period. We used the proceeds from the $60.0 million initial term loan to (i) repay in full all outstanding indebtedness under our credit facility with OrbiMed of approximately $31.7 million, which included the remaining debt principal balance of $27.3 million and early termination charges of $4.4 million and (ii) pay transaction fees associated with the credit facility with Athyrium of approximately $4.2 million. As of March 31, 2018, we had $60.0 million outstanding principal under our Credit Agreement with Athyrium.

Sources and Uses of Cash

Cash used in operations was $14.8 million and $7.1 million for the three months ended March 31, 2018 and 2017, respectively, which represents our operating losses less our stock-based compensation, depreciation, non-cash interest expense, changes in fair value of warrants and contingent consideration and amortization of intangibles, as well as changes in operating assets and liabilities.

Cash used in investing activities was $3.1 million and $37.9 million for the three months ended March 31, 2018 and 2017, respectively, and reflected cash used for the purchase of short-term investments offset by maturities/redemption of investments and for the purchase of property and equipment. Our short-term investments are classified as available for sales securities with maturities of less than one year.

There was $3.2 million of cash provided by financing activities in the three months ended March 31, 2018 from net proceeds of $3.5 million from the sale of shares of common stock through our Common Stock Purchase Agreement with Aspire Capital and proceeds of $0.1 million from exercise of options, which was partially offset by deferred financing costs of $0.3 million from the Athyrium transaction. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	the timing and outcome of the FDA’s review of an NDA for IV meloxicam;
•	the timing and outcome of our Phase IIIb clinical trials for IV meloxicam;
•	the extent to which the FDA may require us to perform additional preclinical studies, clinical trials or pre-commercial manufacturing of injectable meloxicam or our other product candidates;
•	the timing of the Gainesville Transaction regulatory milestone payments and other contingent consideration;
•	the costs of our commercialization activities, if our product candidates are approved by the FDA;
•	the cost of manufacturing scale-up, acquiring drug product and other capital equipment for our product candidates;
•	the level of market acceptance of IV meloxicam, if approved;
•	the scope, progress, results and costs of development for our other product candidates;
•	the cost, timing and outcome of regulatory review of our other product candidates;
•	the extent to which we in-license, acquire or invest in products, businesses and technologies;
•	the timing and extent of our manufacturing and capital expenditures related to our CDMO segment;
•	our ability to maintain our relationships and contracts with our commercial partners;
•	our ability to comply with stringent U.S. & foreign government regulation in the manufacture of pharmaceutical products, including cGMP and U.S. DEA requirements;
•	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for product candidates;
•	our ability to access additional tranches of term loans under our credit agreement with Athyrium;
•	our ability to raise additional funds through equity or debt financings;
•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims; and
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

Contractual Commitments

The table below reflects our contractual commitments as of March 31, 2018:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Athyrium Debt	$60,600	$—	$—	$60,600	$—
Interest on Debt	$34,439	7,439	14,897	12,103	—
Purchase Obligations (2):	$27,228	21,283	3,445	—	—
Operating Leases (3)	$2,063	543	875	645	—
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4), (5)	$56,905	15	65	130	395
Alkermes Payments (6)	$125,000	—	—	—	—
Employment Agreements (7)	$734	734	—	—	—
Other Non-Current Liabilities (8)	$110	—	110	—	—

Total Contractual Obligations	$307,079	$30,014	$19,392	$73,478	$395

(1)

The long-term debt obligations consist of principal, an exit fee of 1% of the principal, and interest on the initial $60.0 million of our $100 million credit facility with Athyrium as of March 31, 2018. The debt bears interest at a rate of LIBOR plus 9.75% per annum. Due to fluctuations of the future LIBOR interest rate, it has been set at the rate as at March 29, 2018 to calculate the obligation. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet.  See Note 12 to the Consolidated Financial Statements included in this Form 10-Q.

(2)

These obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 13 to the Consolidated Financial Statements included in this Form 10-Q.

(3)

We have become party to certain operating leases, for the leased space in Malvern, Pennsylvania, Gainesville, Georgia and Dublin, Ireland, as well as for office equipment, for which the minimum lease payments are presented.

(4)

We are party to exclusive licenses with Orion for the development and commercialization of certain pipeline product candidates, under which we may be required to make certain milestone and royalty payments to Orion.  See Note 5 and Note 13(a) to the Consolidated Financial Statements included in the Form 10-Q. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets.

(5)

We license the NMBs from Cornell University pursuant to a license agreement under which we are obligated to make annual license maintenance fee payments, milestone payments and patent cost payments and to pay royalties on net sales of the NMBs. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of certain of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, certain of these obligations are not recorded on our Consolidated Balance Sheets. See Note 5 and 13(a) to the Consolidated Financial Statements included in this Form 10-Q.

(6)

Pursuant to the purchase and sale agreement governing the Gainesville Transaction, we agreed to pay to Alkermes milestone and royalty payments. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of these payments because they are in some instances, events that are not in our control and dependent on the commercial success of the product. In accordance with U.S. GAAP, the fair value of these obligations is recorded as contingent consideration on our Consolidated Balance Sheets. See Note 4 and Note 13(b) to the Consolidated Financial Statements included in this Form 10-Q.

(7)

We have entered into employment agreements with certain of our named executive officers. As of March 31, 2018, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through March 31, 2019. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 13 (f) to the Consolidated Financial Statements included in this Form 10-Q.

(8)

This value represents the deferred rent and non-current portion of payments due to Cornell University for past patent costs associated with the license agreement for the NMBs. In accordance with U.S. GAAP, these liabilities are recorded on our Consolidated Balance Sheets. See Note 5 and 13(a) to the Consolidated Financial Statements included in this Form 10-Q.

Off-Balance Sheet Arrangements

    We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K December 31, 2017 filed with the SEC on March 2, 2018. In the three months ended March 31, 2018, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K related to the adoption of ASU 2014-09 on January 1, 2018, as described below.

Revenue Recognition

Revenue Recognition

We generate revenues from manufacturing, packaging, research and development, and related services for multiple pharmaceutical companies through its CDMO segment. Our agreements with our commercial partners provide for manufacturing revenues, sales-based royalties and/or profit sharing components.  Our revenue policies listed below are reflective of ASU 2014-09, which the company adopted effective January 1, 2018.  See Note 18 to the Consolidated Financial Statements included in this Form 10-Q for additional information regarding our adoption of ASU 2014-09 and its impact on our financial statements.

Manufacturing and other related services revenue is recognized upon transfer of control of a product to a customer, generally upon shipment, based on a transaction price that reflects the consideration we expect to be entitled to as specified in the agreement with the commercial partner.

In addition to manufacturing and packaging revenue, certain customer agreements may have intellectual property sales-based royalties and/or profit sharing consideration, collectively referred to as royalties, computed on the net product sales of the commercial partner. Royalty revenues are generally recognized under the terms of the applicable license, development and/or supply agreement. For arrangements that include sales-based royalties where the license for intellectual property is deemed to be the predominant item to which the royalties relate, we recognize revenue when the related sales occur by the commercial partner.  For arrangements that include sales-based royalties where the license for intellectual property is not deemed to be the predominant item to which the royalties relate, we recognize revenue upon transfer of control of the manufactured product.  In these cases, significant judgement is required to calculate this estimated variable consideration using the most-likely amount method based on historical customer pricing, sales deductions and is partially constrained due to items that are outside of our control including the uncertainty of the timing of future commercial partner sales, mix of volume, customer stocking and ordering patterns, as well as unforeseen price adjustments made by our commercial partners.

Revenues related to research and development are generally recognized over-time as the related services or activities are performed using the output method and in accordance with the contract terms. In agreements which specify milestones, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments related to arrangements under which we have continuing performance obligations would be deferred and recognized over the period of performance. Milestone payments that are not within our control, such as submission for approval to regulators by a commercial partner or approvals from regulators, are not considered probable of being achieved until those submissions are submitted by the customer or approvals are received.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of its sensitivity to market risk described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K December 31, 2017 filed with the SEC on March 2, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As part of the Gainesville Transaction, we acquired the rights to Zohydro ER®, which we license to our commercial partner Pernix Therapeutics, Inc., or Pernix, in the United States, and which is subject to ongoing intellectual property litigation and proceedings.

Zohydro ER® has been subject to four paragraph IV certifications with Actavis plc, or Actavis, regarding the filing of Abbreviated NDAs, or ANDAs, with the FDA for a generic version of Zohydro ER®, the filing of a supplemental ANDA, one of our issued patents relating to a formulation of Zohydro ER®. These certification notices alleged that the three U.S. patents listed in the FDA’s Orange Book for Zohydro ER® will not be infringed by Actavis’ proposed products, are invalid and/or are unenforceable. In 2014 and 2015, we, by ourselves and through Daravita Limited (a subsidiary of Alkermes and our predecessor in interest), filed two suits against Actavis in the U.S. District Court for the District of Delaware based on the ANDA and the sANDA, respectively. In February 2017, the District Court in the Actavis case ruled in our favor and enjoined Actavis from selling the proposed generic version of Zohydro ER®, which Actavis subsequently appealed to the U.S. Court of Appeals for the Federal Circuit. In October 2017, we filed suit against Actavis in the U.S. District Court for the District of Delaware based upon another issued patent relating to a formulation of Zohydro ER®. All litigation with Actavis settled in January 2018 via a multi-party settlement agreement among us, Pernix and Actavis, in which Actavis was granted a license to begin selling a generic version of Zohydro® ER on March 1, 2029, or earlier under certain circumstances.

Item 1A.	Risk Factors.

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Approval of the Recro Pharma, Inc. 2018 Amended and Restated Equity Incentive Plan

At our 2018 Annual Meeting of Shareholders held on May 4, 2018, or the Annual Meeting, our shareholders, upon the recommendation of our Board of Directors, approved the Recro Pharma, Inc. 2018 Amended and Restated Equity Incentive Plan, or the Plan. The Plan amends and restates the Recro Pharma, Inc. Amended and Restated Equity Incentive Plan to (i) increase the aggregate amount of shares of our common stock, par value $0.01 per share, or the Common Stock, available for issuance under the Plan to 7,036,737 shares, (ii) remove certain exceptions to annual individual grant limits, and (iii) adjust our ability to terminate or redeem options and stock appreciation rights in connection with a change of control, as defined in the Plan.

The Plan was previously approved, subject to shareholder approval, by our Board of Directors on March 22, 2018.  The Plan became effective immediately upon shareholder approval at the Annual Meeting.  A total of 7,036,737 shares of our Common Stock will be reserved for issuance under the Plan. In addition, pursuant to the Plan, on December 1 of each year, our Board of Directors may approve an increase to number of shares authorized for issuance under the Plan of up to five percent (5%) of the issued and outstanding Common Stock on such date.

A full description of the Plan is set forth in our definitive proxy statement filed with the Securities and Exchange Commission on March 23, 2018.  That description and the foregoing summary are qualified in their entirety by reference to the full text of the Plan, a copy of which is filed as Exhibit 10.2 hereto and incorporated herein by reference.

Submission of Matters to a Vote of Security Holders

On May 4, 2018, we held our Annual Meeting. The following is a brief description of the final voting results for each of the proposals submitted to a vote of the shareholders at the Annual Meeting.

(a)

Proposal 1 — Election of Class I Directors. Each of Winston J. Churchill and Wayne B. Weisman were elected to the Board of Directors as Class I directors to serve until our 2021 Annual Meeting of Shareholders and until their successors, if any, are elected or appointed, or their earlier death, resignation, retirement, disqualification or removal, as follows:

Name	Votes For	Votes Withheld	Broker Non-Votes
Winston J. Churchill	13,942,501	884,175	2,751,472
Wayne B. Weisman	14,727,778	98,898	2,751,472

(b)

Proposal 2 — Ratification of Independent Registered Public Accountants. The appointment of KPMG LLP as our independent registered public accounting firm for the 2018 fiscal year was ratified, as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
17,441,075	124,258	12,815	—

(c)	Proposal 3 — Approval of the Recro Pharma, Inc. 2018 Amended and Restated Equity Incentive Plan. The Plan was approved, as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
8,761,555	5,161,047	904,074	2,751,472
Item 6.	Exhibits.
(a)	The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

4.1	Registration Rights Agreement, dated March 2, 2018, by and between Recro Pharma, Inc. and Aspire Capital Fund, LLC.	Incorporated herein by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on March 2, 2018 (File No. 001-36329).

10.1	Common Stock Purchase Agreement, dated March 2, 2018, by and between Recro Pharma, Inc. and Aspire Capital Fund, LLC.	Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 2, 2018 (File No. 001-36329).
10.2	Recro Pharma, Inc. 2018 Amended and Restated Equity Incentive Plan.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECRO PHARMA, INC.

Date: May 9, 2018	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)