Form 10-Q
period 2018-09-30
Recro Pharma, Inc.
filed 2018-11-07
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2018, there were 21,477,498 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$35,788	$60,984
Short-term investments	1,243	3,498
Accounts receivable	11,745	9,686
Contract asset	7,465	—
Inventory	10,182	9,839
Prepaid expenses and other current assets	3,274	3,276
Total current assets	69,697	87,283
Property, plant and equipment, net	41,528	39,074
Deferred income taxes	25,066	18,573
Intangible assets, net	32,912	34,850
Goodwill	6,446	6,446
Total assets	$175,649	$186,226
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,888	$7,954
Accrued expenses and other current liabilities	12,295	9,897
Current portion of contingent consideration	33,957	32,053
Total current liabilities	51,140	49,904
Long-term debt, net	54,675	53,598
Warrants and other long-term liabilities	801	3,516
Long-term portion of contingent consideration	55,486	50,360
Total liabilities	162,102	157,378
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 50,000,000 shares; issued and outstanding, 20,727,498 shares at September 30, 2018 and 19,127,435 shares at December 31, 2017	207	191
Additional paid-in capital	160,296	140,006
Accumulated deficit	(146,956)	(111,348)
Accumulated other comprehensive loss	—	(1)
Total shareholders’ equity	13,547	28,848
Total liabilities and shareholders’ equity	$175,649	$186,226

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2018	2017	2018	2017
Revenue	$18,283	$17,114	$59,564	$52,790
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	8,472	6,882	31,033	27,829
Research and development	11,348	9,296	29,947	24,132
General and administrative	6,969	6,635	29,442	16,990
Amortization of intangible assets	646	646	1,938	1,937
Change in warrant valuation	287	808	(78)	15
Change in contingent consideration valuation	4,115	3,550	7,030	9,323
Total operating expenses	31,837	27,817	99,312	80,226
Operating loss	(13,554)	(10,703)	(39,748)	(27,436)
Other income (expense):
Interest income	126	62	382	284
Interest expense	(2,198)	(1,235)	(6,490)	(3,625)
Net loss before income taxes	(15,626)	(11,876)	(45,856)	(30,777)
Income tax benefit	2,370	2,821	7,430	4,780
Net loss	$(13,256)	$(9,055)	$(38,426)	$(25,997)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.64)	$(0.48)	$(1.91)	$(1.36)
Weighted average common shares outstanding, basic and diluted	20,721,330	19,058,956	20,122,569	19,053,636

Net loss	$(13,256)	$(9,055)	$(38,426)	$(25,997)
Other comprehensive loss:
Unrealized gain/(loss) on available-for-sale securities	—	68	1	(8)
Comprehensive loss	$(13,256)	$(8,987)	$(38,425)	$(26,005)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2018

(Unaudited)

	Common Stock		Additional		Accumulated other
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	comprehensive loss	Total
Balance, December 31, 2017	19,127,435	$191	$140,006	$(111,348)	$(1)	$28,848
Stock-based compensation expense	—	—	5,250	—	—	5,250
Stock option exercise	179,562	2	1,056	—	—	1,058
Issuance of restricted stock units, net of shares withheld for income taxes	122,746	1	(92)	—	—	(91)
Sale of common stock under equity facility, net of transaction costs	1,083,040	11	11,489	—	—	11,500
Cashless exercise of warrants	214,715	2	2,587	—	—	2,589
Change in other comprehensive loss	—	—	—	—	1	1
Net loss	—	—	—	(38,426)	—	(38,426)
Cumulative effect of adoption of new accounting standards, net of tax	—	—	—	2,818	—	2,818
Balance, September 30, 2018	20,727,498	$207	$160,296	$(146,956)	$—	$13,547

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(amounts in thousands)	2018	2017
Cash flows from operating activities:
Net loss	$(38,426)	$(25,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,250	4,265
Non-cash interest expense	968	612
Depreciation expense	3,819	3,655
Amortization	1,938	1,937
Acquired in-process research and development charges	—	766
Change in warrant valuation	(78)	15
Change in contingent consideration valuation	7,030	9,323
Deferred income taxes	(7,430)	(4,698)
Changes in operating assets and liabilities:
Inventory	(343)	(1,146)
Contract asset	(3,710)	—
Prepaid expenses and other current assets	170	(1,667)
Accounts receivable	(2,059)	(2,715)
Accounts payable, accrued expenses and other liabilities	(2,192)	(2,391)
Net cash used in operating activities	(35,063)	(18,041)
Cash flows from investing activities:
Purchase of property and equipment	(4,363)	(4,586)
Purchase of short-term investments	(6,225)	(55,626)
Proceeds from maturity of investments	8,500	26,000
Acquisition of license agreement	(82)	(437)
Net cash used in investing activities	(2,170)	(34,649)
Cash flows from financing activities:
Payment of deferred financing costs	(261)	—
Proceeds from sale of common stock, net of transaction costs	11,331	—
Payments of withholdings on shares withheld for income taxes	(91)	(17)
Proceeds from option exercise	1,058	27
Net cash provided by financing activities	12,037	10
Net decrease in cash and cash equivalents	(25,196)	(52,680)
Cash and cash equivalents, beginning of period	60,984	64,483
Cash and cash equivalents, end of period	$35,788	$11,803
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,214	$3,122
Cash paid for taxes	$—	$467
Purchase of property, plant and equipment included in accrued expenses and accounts payable	$3,185	$774
Withholdings on shares withheld for income taxes included in accrued expenses	$—	$233
Retirement of fully depreciated property, plant and equipment	$30	$152
Common stock issued in connection with equity facility	$357	$—

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1)	Background

Recro Pharma, Inc., or the Company, was incorporated in Pennsylvania on November 15, 2007. The Company is a specialty pharmaceutical company that operates through two business divisions: an Acute Care division and a revenue-generating contract development and manufacturing, or CDMO division. Each of these divisions are deemed to be reportable segments (see Note 3(m) and Note 17). The Acute Care division is primarily focused on developing innovative products for hospital and other acute care settings, and the CDMO division leverages the Company’s formulation expertise to develop and manufacture pharmaceutical products using the Company’s proprietary delivery technologies for commercial partners who commercialize or plan to commercialize these products. On April 10, 2015, the Company acquired from Alkermes plc, or Alkermes, worldwide rights to intravenous and intramuscular, or injectable, meloxicam, a proprietary long-acting preferential COX-2 inhibitor being developed for the management of moderate to severe pain, as well as a contract manufacturing facility, royalty and formulation business in Gainesville, Georgia. The acquisition is referred to herein as the Gainesville Transaction. In July 2017, the Company submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or the FDA, for its lead investigational product candidate intravenous, or IV, meloxicam 30 mg for the management of moderate to severe pain. In May 2018, the Company received a Complete Response Letter, or CRL, from the FDA regarding its NDA for IV meloxicam. In July 2018, the Company participated in a Type A End-of-Review meeting with the FDA to discuss the topics covered in the CRL. Upon receipt and review of the meeting minutes, the Company resubmitted the NDA for IV meloxicam in September 2018. The FDA has set a date for decision on the NDA under the Prescription Drug User Fee Act, or PDUFA, of March 24, 2019.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses from operations since inception and has an accumulated deficit of $146,956 as of September 30, 2018. Though its CDMO segment has been profitable, the Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates, including the payment of the Gainesville Transaction contingent payments, which may become due upon achievement of certain development and commercialization milestones for meloxicam (see Note 4). Insufficient funds may cause the Company to delay, reduce the scope of or eliminate one or more of its development, commercialization or expansion activities. The Company may raise such funds through debt refinancing, bank or other loans, sale of assets, through strategic research and development, licensing (including out-licensing) and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations. Additional debt or equity financing, if available, may be dilutive to the holders of its common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business. The Company’s future operations are highly dependent on a combination of factors, including (i) the continued profitability of the CDMO segment; (ii) the timely and successful completion of additional financing and/or alternative sources of capital, debt, partnering or out-licensing transactions; (iii) the success of its research and development, including the results and timing of its clinical trials; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately, (v) regulatory approval and market acceptance of the Company’s proposed future products, including IV meloxicam. Management believes that it is probable that the Company will be able to meet its obligations as they become due within one year after the date of the financial statements are issued.

(3)	Summary of Significant Accounting Principles
(a)	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

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

The impairment test for indefinite-lived intangible assets is a one-step test, which compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on accounting standards, it is required that these assets be assessed at least annually for impairment unless a triggering event occurs between annual assessments, which would then require an assessment in the period which a triggering event occurred. The Company performs its annual goodwill and indefinite-lived intangible asset impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting units, anticipated changes in industry and market conditions, including recent tax reform, intellectual property protection, and competitive environments. Due to the receipt of the CRL in May 2018, an indicator of potential impairment, the Company performed an impairment test as of June 30, 2018, which indicated that there was no impairment to goodwill or indefinite-lived intangible assets. There have been no further triggering factors of impairment as of September 30, 2018. The Company will perform its annual test as of November 30, 2018.

(g)	Revenue Recognition

The Company generates revenues from manufacturing, packaging, research and development, and related services for multiple pharmaceutical companies through its CDMO segment. The agreements that the Company has with its commercial partners provide for manufacturing revenues, sales-based royalties and/or profit sharing components.  The Company’s revenue policies listed below are reflective of Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” or ASU 2014-09, which the company adopted effective January 1, 2018.  See Note 18 for additional information regarding the Company’s adoption of ASU 2014-09 and its impact on the Company’s financial statements.

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

The Company’s accounts receivable balances are primarily concentrated amongst four customers and if any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s CDMO segment is dependent on its relationships with a small number of commercial partners, with its four largest customers having generated 99% of its revenues for three and nine months ended September 30, 2018. A portion of the Company’s revenues are dependent on U.S. based customers selling to end-users outside the United States.

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

For the three and nine months ended September 30, 2018 and 2017, the outstanding common stock options, warrants and unvested restricted stock units have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and Diluted Loss Per Share
Net loss	$(13,256)	$(9,055)	$(38,426)	$(25,997)
Weighted average common shares outstanding, basic and diluted	20,721,330	19,058,956	20,122,569	19,053,636
Net loss per share of common stock, basic and diluted	$(0.64)	$(0.48)	$(1.91)	$(1.36)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2018 and 2017, as they would be anti-dilutive:

	September 30,
	2018	2017
Options and restricted stock units outstanding	5,057,765	3,928,013
Warrants	838,664	784,928

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(m)	Segment Information

The Company determined its reportable segments based on its strategic business units, the commonalities among the products and services within each segment and the manner in which the Company reviews and evaluates operating performance. The Company has identified its CDMO and Acute Care divisions as reportable segments. Segment disclosures are included in Note 17. Segment operating profit (loss) is defined as segment revenue less segment operating expenses (segment operating expenses consist of cost of sales, general and administrative expenses, research and development expenses, and the change in valuation of contingent consideration and warrants). The following items are excluded from segment operating profit (loss): interest income and expense, and income tax benefit. Segment assets are those assets and liabilities that are recorded and reported by segment operations. Segment operating capital employed represents segment assets less segment liabilities.

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

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation – Scope of Modification Accounting” or ASU 2017-09.  ASU 2017-09 provides guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The new standard was effective for fiscal years beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018. There was no impact upon adoption.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment,” or ASU 2017-04. ASU 2017-04 allows companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments of the ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will early adopt this guidance in the fourth quarter of 2018 and does not expect it to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” or ASU 2016-02. ASU 2016-02 establishes a wholesale change to lease accounting and introduces a lease model that brings most leases on the balance sheet. It also eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. The new guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this ASU in the first quarter of 2019. The Company will elect an optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company expects to elect certain practical expedients permitted under the transition guidance. The Company currently expects that most of its operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. The Company expects total assets and total liabilities will materially increase in the period of adoption. The Company is currently evaluating the impact the adoption of this accounting standard will have on its results of operations, cash flows and related disclosures. The Company continues to assess any potential impacts on its internal controls, business processes, and accounting policies related to both the implementation and ongoing compliance of the new guidance.

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

(4)	Acquisition of Gainesville Facility and Meloxicam

On April 10, 2015, the Company completed the Gainesville Transaction. The consideration paid in connection with the Gainesville Transaction consisted of $50,000 cash at closing, a $4,000 working capital adjustment and a seven-year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $19.46 per share. In addition, the Company may be required to pay up to an additional $125,000 in milestone payments including $45,000 upon regulatory approval of injectable meloxicam, as well as net sales milestones related to injectable meloxicam and a percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). Under the acquisition method of accounting, the consideration paid and the fair value of the contingent consideration and royalties were allocated to the fair value of the assets acquired and liabilities assumed. The contingent consideration obligation is remeasured each reporting date with changes in fair value recognized as a period charge within the statement of operations (see Note 6 for further information regarding fair value).

The contingent consideration consists of three separate components. The first component will be payable upon regulatory approval. The second component consists of three potential payments, based on the achievement of specified annual revenue targets, the last of which represents over 60% of these milestone payments and currently does not have a fair value assigned to its achievement. The third component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future injectable meloxicam net sales.

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

•	Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2017:
Assets:
Cash equivalents
Money market mutual funds (See Note 7)	$38,959	$—	$—
Total cash equivalents	$38,959	$—	$—
Short-term investments
U.S. Treasury obligations (See Note 7)	$3,498	$—	$—
Total financial assets	$42,457	$—	$—
Liabilities:
Warrants (See Note 14(d))	$—	$—	$3,406
Contingent consideration (See Note 4)	—	—	82,413
	$—	$—	$85,819
At September 30, 2018:
Assets:
Cash equivalents
Money market mutual funds (See Note 7)	$25,701	$—	$—
U.S. Treasury obligations (See Note 7)	1,498	—	—
Commercial Paper (See Note 7)	—	1,245	—
Total cash equivalents	$27,199	$1,245	$—
Short-term investments
Commercial Paper (See Note 7)	$—	$1,243	$—
Total financial assets	$27,199	$2,488	$—

Liabilities:
Warrants (See Note 14(d))	$—	$—	$739
Contingent consideration (See Note 4)	—	—	89,443
	$—	$—	$90,182

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

The reconciliation of the contingent consideration and warrants measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2017	$3,406	$82,413
Additions	—	—
Exercise of warrants	(2,589)	—
Remeasurement	(78)	7,030
Total at September 30, 2018	$739	$89,443

Current portion as of September 30, 2018	—	33,957
Long-term portion as of September 30, 2018	739	55,486

The current portion of the contingent consideration approximates the probability adjusted fair value amount that the Company currently expects to become payable within one year as of September 30, 2018 (see Note 4 for additional information). The Company plans to reevaluate this classification as it progresses discussions with the FDA regarding the September 2018 resubmission of its NDA and approaches the new PDUFA date of March 24, 2019.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of September 30, 2018, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of long-term debt approximated fair value at September 30, 2018 due to the comparison of the terms of the debt, including borrowing rates available to the Company through its debt refinancing process in the fourth quarter of 2017, availability of additional term loan tranches, and maturity.

(7)	Short-term Investments

Short-term investments as of September 30, 2018 consist of government money market funds, U.S. Treasury obligations and commercial paper. A portion of short-term investments is included in Cash and cash equivalents due to their original maturity of three months or less when acquired. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Loss in stockholders’ equity and realized gains and losses included in other income/expense. The following is a summary of available-for-sale securities:

	December 31, 2017
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$38,959	$—	$—	$38,959
U.S. Treasury obligations	3,499	—	(1)	3,498
Total investments	$42,458	$—	$(1)	$42,457

	September 30, 2018
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$25,701	$—	$—	$25,701
U.S. Treasury obligations	1,498	—	—	1,498
Commercial Paper	2,488	—	—	2,488
Total investments	$29,687	$—	$—	$29,687

As of September 30, 2018, the Company’s investments had maturities ranging from one to three months. As of December 31, 2017, all of the Company’s investments in U.S. Treasury obligations had original maturities of less than two months. The fair value of the Company’s U.S. Treasury obligations is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, and other observable inputs. To derive the fair value of its commercial paper, the Company uses benchmark inputs and industry standard analytical models.

As of September 30, 2018, there were no investments with unrealized losses.

(8)	Inventory

Inventory is stated at the lower of cost and net realizable value. Included in inventory are raw materials and work-in-process used in the production of commercial products. Cost is determined using the first-in, first-out method. The Company expenses costs related to inventory within the Research and development line in the Consolidated Statements of Operations and Comprehensive Loss until it receives approval from the FDA to market a product, at which time the Company commences capitalization of costs relating to that product.

Inventory was as follows as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Raw materials	$2,373	$2,130
Work in process	4,070	3,931
Finished goods	4,399	4,488
	10,842	10,549
Provision for inventory obsolescence	(660)	(710)
	$10,182	$9,839

Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Inventory is ordered to meet specific customer orders and largely reflects demand. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration and quality concerns.

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2018	December 31, 2017
Land	$3,263	$3,263
Building and improvements	15,869	15,751
Furniture, office and computer equipment	6,531	5,168
Manufacturing equipment	28,900	23,391
Construction in progress	4,579	5,326
	59,142	52,899
Less: accumulated depreciation and amortization	17,614	13,825
Property, plant and equipment, net	$41,528	$39,074

Depreciation expense for the three and nine months ended September 30, 2018 was $1,321 and $3,819, respectively. Depreciation expense for the three and nine months ended September 30, 2017 was $1,231 and $3,655, respectively.

(10)	Intangible Assets

The following represents the balance of the intangible assets at September 30, 2018:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships	$15,500	$8,988	$6,512
In-process research and development	26,400	—	26,400
Total	$41,900	$8,988	$32,912

The following represents the balance of intangible assets at December 31, 2017:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships	$15,500	$7,050	$8,450
In-process research and development	26,400	—	26,400
Total	$41,900	$7,050	$34,850

Amortization expense for each of the three months ended September 30, 2018 and 2017 was $646, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $1,938 and 1,937, respectively.

As of September 30, 2018, future amortization expense is as follows:

Amortization
2018	$646
2019	2,583
2020	2,583
2021	700
Total	$6,512

(11)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2018	2017
Clinical trial and related costs	$761	$383
Professional and consulting fees	623	1,010
Payroll and related costs	5,394	6,387
Property, plant and equipment	2,192	216
Deferred revenue	302	546
Interest payable	—	802
Pre-commercialization scale-up costs	1,315	—
Other research and development costs	903	—
Other	805	553
	$12,295	$9,897

(12)	Long-Term Debt

On November 17, 2017, the Company entered into a $100,000 Credit Agreement, or the Credit Agreement, with Athyrium Opportunities III Acquisition LP, or Athyrium. The Credit Agreement provides for an initial term loan in the original principal amount of $60,000 funded at closing. Pursuant to the terms of the Credit Agreement, there are two additional tranches of term loans, each in an aggregate original principal amount of $20,000. Based on the new PDUFA date of March 24, 2019 for the amended NDA for IV meloxicam, the Company does not currently believe it will satisfy the conditions necessary to access the additional tranches. The second tranche term loan may be drawn upon on or before December 31, 2018 provided that the Company receives regulatory approval of the Company’s IV meloxicam product candidate and will have at least $20,000 in unrestricted cash after payment of the milestone payment due to Alkermes. The third tranche term loan may be drawn upon at any time on or prior to March 31, 2020 provided that the second term loan has been drawn upon and net sales of IV meloxicam achieve $20,000 for the most recent trailing twelve-month period. The maturity date of the Credit Agreement is November 17, 2022, the five-year anniversary of the closing.

The Term Loans will bear interest at a rate equal to the three-month LIBOR rate, with a 1% floor plus 9.75% per annum, with quarterly, interest-only payments until the maturity date. The unpaid principal amount of the Term Loans is due and payable on the maturity date. In addition, in accordance with the Credit Agreement the Company will have to pay a 1% exit fee of $600, which will be accreted to the carrying amount of the debt using the effective interest method over the term of the loan. In addition, if there is an early repayment, there is a sliding scale of prepayment penalties beginning with a 10% penalty and including a make-whole interest payment through the anniversary of the first two years.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis. As of September 30, 2018, the Company was in compliance with the covenants.

As of September 30, 2018, the remaining payments due under the Credit Agreement include a principal payment of $60,000 and an exit fee of $600 due at the maturity date.

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

In addition, the Company recorded debt issuance costs for the Credit Agreement of $4,439, which, along with the fair value of warrants, are being amortized using the effective interest method over the term of the Credit Agreement. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2018, the effective interest rate was 15.82%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt issuance cost.

The components of the carrying value of the debt as of September 30, 2018, are detailed below:

Principal balance outstanding	$60,000
Unamortized deferred issuance costs	(5,430)
Exit fee accretion	105
Total	$54,675

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

The Company recorded debt issuance cost amortization for both credit agreements of $329 and $176 for the three months ended September 30, 2018 and 2017, respectively, and $987 and $502 for the nine months ended September 30, 2018 and 2017, respectively.

(13)	Commitments and Contingencies
(a)	Licenses

The Company is party to an exclusive license with Orion for the development and commercialization of Dexmedetomidine for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($23,784 as of September 30, 2018) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through September 30, 2018, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($14,154 as of September 30, 2018) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through September 30, 2018, no such milestones have been achieved.

The Company is party to a license agreement with Cornell University for the exclusive license of the NMB Related Compounds. Under the terms of the agreement, the Company paid Cornell an initial upfront fee and Cornell is also entitled to receive additional milestone payments, annual license maintenance fees and royalties. See Note 5 for further information regarding these payment obligations.

(b)	Contingent Consideration for the Gainesville Transaction

Pursuant to the purchase and sale agreement governing the Gainesville Transaction, the Company agreed to pay to Alkermes up to an additional $125,000 in milestone payments including $45,000 upon regulatory approval of injectable meloxicam, as well as net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent).

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

As of September 30, 2018, future minimum lease payments excluding operating expenses and tenant improvements for the leases, are as follows:

Lease payments
2018	$201
2019	723
2020	571
2021	523
2022	529
2023 and thereafter	404
Total	$2,951
(e)	Purchase Commitments

As of September 30, 2018, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $24,364 related to inventory, capital expenditures and other goods and services, including pre-commercial/manufacturing scale-up and clinical activities.

(f)	Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of September 30, 2018, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $796, from that date through calendar year 2019.

(14)	Capital Structure
(a)	Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock, with a par value of $0.01 per share.

Reflected below are the Company’s capital raises since its initial public offering, or IPO:

On March 12, 2014, the Company completed an initial public offering, or IPO, in which the Company sold 4,312,500 shares of common stock at $8.00 per share, resulting in gross proceeds of $34,500. In connection with the IPO, the Company paid $4,244 in underwriting discounts, commissions and offering expenses, resulting in net proceeds of $30,256. Also, in connection with the IPO, all of the outstanding shares of the Company’s Series A Redeemable Convertible Preferred Stock, including accreted dividends, and Bridge Notes, including accrued interest, were converted into common stock.

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

On December 29, 2017, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, $0.01 par value per share, having an aggregate offering price of up to $40,000 through Cowen, as the placement agent. As of September 30, 2018, the Company did not have any sales of common stock under the Sales Agreement.

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

On March 2, 2018, the Company entered into a Common Stock Purchase Agreement, or the Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth in the Purchase Agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate of $20,000 of shares of the Company’s common stock over the approximately 30-month term of the Purchase Agreement. On the execution of the Purchase Agreement, the Company agreed to issue 33,040 shares of common stock to Aspire Capital as consideration for entering into the Purchase Agreement. As of September 30, 2018, the Company sold 1,100,000 shares of common stock under the Purchase Agreement for proceeds of $11,365, of which 50,000 shares were settled on October 1, 2018.

(c)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of September 30, 2018, no preferred stock was issued or outstanding.

(d)	Warrants

As of September 30, 2018, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

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

	September 30, 2018	December 31, 2017
Fair value	$739	$3,406
Expected dividend yield	—%	—%
Expected volatility	75%	75%
Risk-free interest rates	2.91%	2.09%
Remaining contractual term	3.50 years	4.25 years

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

The Company’s comprehensive loss is shown on the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities. The total of comprehensive loss for the three months ended September 30, 2018 and 2017 was $13,256 and $8,987, respectively. The total of comprehensive loss for the nine months ended September 30, 2018 and 2017 was $38,425 and $26,005, respectively. There was no tax effect of other comprehensive loss for the nine months ended September 30, 2018. The tax effect of other comprehensive loss for the nine months ended September 30, 2017 was $3.

(16)	Stock-Based Compensation

The Company established the 2008 Stock Option Plan, or the 2008 Plan, which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. As of September 30, 2018, no stock appreciation rights have been issued. Subsequent to adoption, the 2008 Plan was amended to increase the authorized number of shares available for grant to 444,000 shares of common stock. In October 2013, the Company established the 2013 Equity Incentive Plan, or the 2013 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. In June 2015, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan, or the A&R Plan, which amended and restated the 2013 Plan and increased the aggregate amount of shares available for issuance to 2,000,000. On December 1st of each year, pursuant to the “Evergreen” provision of the A&R Plan, the number of shares available under the plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year. In December 2017 and 2016, the number of shares available for issuance under the A&R Plan was increased by 956,341 and 619,181, respectively. In May 2018, the Company’s shareholders approved the 2018 Amended and Restated Equity Incentive Plan, which amended and restated the A&R Plan to increase the aggregate amount of shares available for issuance to 7,036,737.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of September 30, 2018, 2,736,552 shares and 174 shares are available for future grants under the A&R Plan and 2008 Plan, respectively.

The weighted average grant-date fair value of the options awarded to employees during the nine months ended September 30, 2018 and 2017 was $6.13 and $5.39, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	September 30,
	2018	2017
Range of expected option life	5.5 - 6 years	6 years
Expected volatility	73.26% - 82.00%	84.71%
Risk-free interest rate	2.32 - 2.98%	1.87 - 2.17%
Expected dividend yield	—	—

The following table summarizes stock option activity during the nine months ended September 30, 2018:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2017	3,594,875	$7.17	7.1 years
Granted	840,461	9.24
Exercised	(179,562)	5.89
Expired/forfeited/cancelled	(283,237)	9.25
Balance, September 30, 2018	3,972,537	$7.52	7.0 years
Vested	2,389,525	$7.02	6.0 years
Vested and expected to vest	3,972,537	$7.52	7.0 years

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

The following table summarizes restricted stock units, or RSUs, activity during the nine months ended September 30, 2018.

Number of shares
Balance, December 31, 2017	270,593
Granted	993,319
Vested and settled	(133,268)
Expired/forfeited/cancelled	(45,416)
Balance, September 30, 2018	1,085,228
Expected to vest	852,454

Included in the table above are 47,000 time-based RSUs granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

In January 2018, the Company granted 242,396 time-based RSUs, which vest over four years. In March 2018, the Company granted 240,224 performance-based RSUs, which may vest based on attaining 2018 financial, clinical and operational goals. In June 2018, the Company granted 444,418 time-based RSUs, which vest in two installments at nine and 18 months from the grant date, to key employees as a retention incentive.

Stock-based compensation expense for the nine months ended September 30, 2018 and 2017 was $5,250 and $4,265, respectively.

As of September 30, 2018, there was $13,479 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 2.0 years. As of September 30, 2018, there was $2,588 of unrecognized compensation expense related to unvested performance-based RSUs and will be expensed when the performance criteria are met.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of September 30, 2018, the aggregate intrinsic value of the vested and unvested options was $2,606 and $194, respectively.

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

The following table summarizes segment information as of and for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
CDMO	$18,283	$17,114	$59,564	$52,790
Acute Care	—	—	—	—
Total	$18,283	$17,114	$59,564	$52,790

Operating income (loss):
CDMO	$6,944	$7,781	$20,799	$18,039
Acute Care	(20,498)	(18,484)	(60,547)	(45,475)
Total	$(13,554)	$(10,703)	$(39,748)	$(27,436)

Depreciation and amortization:
CDMO	$1,806	$1,854	$5,484	$5,556
Acute Care	161	23	273	36
Total	$1,967	$1,877	$5,757	$5,592

Capital expenditures:
CDMO	$1,092	$1,036	$2,245	$3,932
Acute Care	340	365	2,118	654
Total	$1,432	$1,401	$4,363	$4,586

	September 30,	December 31,
	2018	2017
Total assets:
CDMO	$85,758	$78,136
Acute Care	89,891	108,090
Total	$175,649	$186,226

(18)	Revenue Recognition

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

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 were as follows:

	Balance at December 31, 2017	Adoption of ASU 2014-09	Balance at January 1, 2018
Contract asset	$—	$3,755	$3,755
Deferred income taxes	18,573	(937)	17,636

Total shareholders' equity	28,848	2,818	31,666

The impact of the adoption of ASU 2014-09 on the Company’s condensed consolidated statement of operations and condensed consolidated balance sheet was as follows:

	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported
	Three Months Ended September 30, 2018
Revenue	$17,684	$599	$18,283
Income tax benefit	2,532	(162)	2,370
Net loss	(13,693)	437	(13,256)

	Nine Months Ended September 30, 2018
Revenue	$55,854	$3,710	$59,564
Income tax benefit	8,432	(1,002)	7,430
Net loss	(41,134)	2,708	(38,426)

	September 30, 2018
	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported
Contract assets	$—	$7,465	$7,465
Deferred income taxes	27,005	(1,939)	25,066
Total assets	170,123	5,526	175,649

Accumulated deficit	(152,482)	5,526	(146,956)
Total shareholders' equity	8,021	5,526	13,547
Total liabilities and shareholders' equity	170,123	5,526	175,649

Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. Contract assets were $7,465 and $3,755 at September 30, 2018 and January 1, 2018, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers or actual net product sale amounts reported by the commercial partner for the period. For the nine months ended September 30, 2018, actual net product sale amounts reported by the Company’s commercial partner exceeded estimates of royalty amounts attributed to manufactured product shipped as of January 1, 2018 for the related arrangements by approximately $817.

The following table presents changes in the Company’s contract assets for the nine months ended September 30, 2018:

Contract asset, beginning of year	$3,755
Change in estimate arising from changes in transaction price	817
Reclassification of contract asset to receivables, as the result of rights to consideration becoming unconditional	(4,572)
Contract assets recognized	7,465
Contract asset, end of period	$7,465

The following table disaggregates revenue by business segment and timing of revenue recognition:

	Three Months Ended September 30, 2018
	Point in time	Over time	Total
CDMO	$18,086	$197	$18,283
Acute Care	—	—	—
Revenue	18,086	197	18,283

	Nine Months Ended September 30, 2018
	Point in time	Over time	Total
CDMO	$58,876	$688	$59,564
Acute Care	—	—	—
Revenue	58,876	688	59,564

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

A Non-Executive Director of the Company’s Irish subsidiary is a Managing Director and a majority shareholder of HiTech Health Ltd, or HiTech Health, a consultancy firm for the biotech, pharmaceutical and medical device industry. Since 2016, HiTech Health has provided the Company with certain consulting services and in November 2017 both parties entered into a Service Agreement to engage in both regulatory and supply chain project support and consultancy. In consideration for such services, the Company recorded $25 and $278 for the three and nine months ended September 30, 2018, respectively.  A portion of the amount relates to consultancy services provided by the Non-Executive Director.

(20)	Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the 401(k) Plan) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended September 30, 2018 and 2017 were $258 and $208, respectively. The Company contributions for the nine months ended September 30, 2018 and 2017 were $959 and $759, respectively.

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

These forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:

•	our estimates regarding expenses, future revenue, capital requirements and timing and availability of and the need for additional financing;
•	our ability to resolve the deficiencies identified by the FDA in the complete response letter, or CRL, for intravenous, or IV, meloxicam;
•	whether the FDA will approve our amended NDA for IV meloxicam and, if approved, the labeling under any such approval that we may obtain;
•

if the FDA does not approve our amended NDA, the time frame otherwise associated with resolving the deficiencies identified by the FDA in the CRL and whether the FDA will require additional clinical studies to support the approval of IV meloxicam and the time and cost of such studies;

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

•	our ability to obtain and maintain regulatory approval for, and commercialize, our other product candidates;
•	our ability to comply with the regulatory schemes applicable to our business and other regulatory developments in the United States and foreign countries;
•	our ability to operate under increased leverage and associated lending covenants;
•	the performance of third-parties upon which we depend, including third-party contract research organizations, and third-party suppliers, manufacturers, distributers and logistics providers;
•	our ability to obtain and maintain patent protection and defend our intellectual property rights against third-parties;
•	our ability to maintain our relationships and contracts with our key commercial partners;
•	our ability to defend the securities class action lawsuit filed against us, or any future material litigation filed against us;
•	our ability to recruit or retain key scientific, technical, commercial, and management personnel or to retain our executive officers;
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

Our Acute Care segment is primarily focused on developing and commercializing innovative products for hospital and related acute care settings. Our lead product candidate is a proprietary injectable form of meloxicam, a long-acting preferential COX-2 inhibitor. IV meloxicam has successfully completed three Phase III clinical trials for the management of moderate to severe pain, consisting of two pivotal efficacy trials and a large double-blind Phase III safety trial, as well as other safety studies. Overall, the total new drug application, or NDA, program included over 1,400 patients. In late July 2017, we submitted a NDA to the U.S. Food and Drug Administration, or FDA, for IV meloxicam 30mg for the management of moderate to severe pain. In May 2018, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for IV meloxicam. In July 2018, we participated in a Type A End-of-Review meeting with the FDA to discuss the topics covered in the CRL. Upon receipt and review of the meeting minutes, we resubmitted the NDA for IV meloxicam in September 2018. The FDA has set a date for decision on the NDA under the Prescription Drug User Fee Act, or PDUFA, of March 24, 2019. Our Acute Care segment has no revenue and our costs consist primarily of expenses incurred in conducting our manufacturing scale-up, clinical trials and preclinical studies, regulatory activities, pre-commercialization of meloxicam and personnel costs.

Our CDMO segment leverages formulation expertise to develop and manufacture pharmaceutical products using proprietary delivery technologies for commercial partners who commercialize or plan to commercialize these products. These collaborations result in revenue streams including manufacturing, royalties, and research and development, which support continued operations for our CDMO segment and have contributed excess cash flow to be used for our research and development activities in our Acute Care segment. We operate a 97,000 square foot, DEA-licensed manufacturing facility in Gainesville, Georgia and we currently develop and/or manufacture the following key products with our commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM, Verapamil SR and Zohydro ER®, as well as supporting development stage products. In October 2018, we opened a 24,000 square foot GMP development and high potency product services facility. Our CDMO segment’s revenue streams are derived from manufacturing, and royalty revenues, as well as research and development services performed for commercial partners.

We have incurred losses and generated negative cash flows from operations since inception and expect to continue to incur significant and increasing operating losses for the foreseeable future. Substantially all of our operating losses resulted from costs incurred in connection with our development programs, including our non-clinical and formulation development activities, manufacturing, clinical trials and pre-commercialization activities. We have used revenue generated by our CDMO segment primarily to fund operations at our Gainesville, Georgia manufacturing facility, to make payments under our credit facility and to partially fund our development and pre-commercialization activities of our Acute Care segment. We believe our CDMO segment’s revenue will continue to contribute cash for general corporate purposes that may reduce the amount of external capital needed to fund development and commercial operations. Our expenses over the next several years are expected to relate to obtaining regulatory approval for IV meloxicam, successfully commercializing IV meloxicam, if approved, and continuing to develop our other current and future product candidates.

On April 10, 2015, we completed the acquisition from Alkermes of certain assets, including the worldwide rights to injectable meloxicam and the development, formulation and manufacturing business that comprised our CDMO segment, which we refer to as the Gainesville Transaction, which transformed our business through the addition of a revenue-generating business and the increase in our workforce as a result of the addition of the employees at our Gainesville, Georgia manufacturing facility. The consideration paid consisted of $50.0 million cash, a $4.0 million working capital adjustment and a seven-year warrant to purchase 350,000 shares of our common stock at an exercise price of $19.46 per share. In addition, we may be required to pay up to an additional $125.0 million in milestone payments including $45.0 million upon regulatory approval of IV meloxicam, as well as net sales milestones and a royalty percentage of future product net sales related to IV meloxicam. The original up-front payment was funded with a credit facility at the time of the acquisition.

Financial Overview

Revenues

During the nine months ended September 30, 2018 and 2017 we recognized revenues from three revenue streams: manufacturing revenue, royalty and research and development revenue. All revenue is generated from our CDMO segment.

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

Research and development revenue

Research and development revenue consists of revenue that compensates us for services performed, such as formulation, process development, and preparation of pre-clinical and clinical testing drug product materials prepared by our CDMO segment under research and development arrangements with commercial partners. Revenues related to research and development are generally recognized as the related services or activities are performed using the output method and in accordance with the contract terms. To the extent that the agreements specify services are to be performed on a fixed basis, revenues are recognized consistent with the pattern of the work performed. In agreements which specify milestones, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is recognized at a point in time.  Non-refundable milestone payments related to arrangements under which we have continuing performance obligations would be deferred and recognized over the period of performance. Milestone payments that are not within our control, such as submission for approval to regulators by a commercial partner or approvals from regulators, are not considered probable of being achieved until those submissions are submitted by the customer or approvals are received.

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

We expect our research and development costs to relate to IV meloxicam as we seek to obtain regulatory approval for IV meloxicam, and if successful in obtaining regulatory approval, advance IV meloxicam through the commercialization scale-up, clinical and other activities. We also expect to have expenses as we initiate clinical trials and related work for our other product candidates. We may elect to seek out collaborative relationships in order to provide us with a diversified revenue stream and to help facilitate the development and commercialization of our product candidate pipeline. We expect our research and development costs to continue to increase as we continue clinical and pre-commercialization manufacturing activities for IV meloxicam and engage in pipeline development activities.

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

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, pre-commercial and finance and information technology functions. General and administrative expenses also include professional fees for legal, including patent-related expenses, consulting, auditing and tax services and CDMO business development activities.

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

Change in Fair Value of Contingent Consideration

In connection with the acquisition of injectable meloxicam in the Gainesville Transaction, we are required to pay up to an additional $125.0 million in milestone payments, including $45.0 million upon regulatory approval of IV meloxicam, as well as net sales milestones and a royalty percentage of future product net sales related to IV meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Gainesville Transaction. We have since reevaluated our fair value determination and as of September 30, 2018 recorded a $89.4 million payment obligation, representing the estimated probability adjusted fair value. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or income.

Change in Fair Value of Warrants

We have classified as liabilities certain warrants outstanding which contain a contingent net cash settlement feature, upon a change in control. The fair value of these warrants is remeasured through settlement or expiration with changes in fair value recognized as a period charge within the Consolidated Statements of Operations and Comprehensive Loss.

Interest Expense, net

Interest expense, net for the nine months ended September 30, 2018 was a result of interest expense incurred on our Athyrium senior secured term loans and the amortization of the related financing costs, net of interest income on cash equivalents and short-term investments. Interest expense for the nine months ended September 30, 2017 was a result of interest expense incurred on our OrbiMed senior secured term loan and the amortization of the related financing costs, net of interest income on cash equivalents and short-term investments.

Net Operating Losses and Tax Carryforwards

As of December 31, 2017, we had approximately $8.7 million of federal net operating loss carryforwards. We also had federal and state research and development tax credit carryforwards of $3.8 million available to offset future taxable income. U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. These federal and state net operating loss and federal and state tax credit carryforwards will begin to expire at various dates beginning in 2028, if not utilized. Based on our projected future taxable income we expect to be able to utilize all federal and state net operating losses. We have also generated foreign net operating loss carryforwards in Ireland. We currently do not believe it is more likely than not we will use any of these net operating losses and as a result have recorded a full valuation allowance against the deferred tax asset related to the losses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017
	(amounts in thousands)
Revenue	$18,283	$17,114
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	8,472	6,882
Research and development	11,348	9,296
General and administrative	6,969	6,635
Amortization of intangible assets	646	646
Change in warrant valuation	287	808
Change in contingent consideration valuation	4,115	3,550
Total operating expenses	31,837	27,817
Operating loss	(13,554)	(10,703)
Other income (expense):
Interest expense, net	(2,072)	(1,173)
Loss before income taxes	(15,626)	(11,876)
Income tax benefit	2,370	2,821
Net loss	$(13,256)	$(9,055)

Revenue and costs of sales. Our revenues were $18.3 million and $17.1 million and cost of sales were $8.5 million and $6.9 million for the three months ended September 30, 2018 and 2017, respectively. The increase of $1.2 million in revenue includes the impact from the new Accounting Standards Update, or ASU, No. 2014-09 “Revenue from Contracts with Customers,” or ASU 2014-09, and was primarily due to increased royalties recognized from one of our commercial partners and an increase in product sales to various commercial partners. Cost of sales increased primarily due to increased product sales.

Research and Development. Our research and development expenses were $11.3 million and $9.3 million for the three months ended September 30, 2018 and 2017, respectively. The increase of $2.0 million was primarily due to an increase in pre-commercialization manufacturing costs for IV meloxicam and an increase in development costs for other pipeline products. These increases were partially offset by a decrease in NDA costs as the three months ended September 30, 2017 included our NDA filing fee for IV meloxicam.

General and Administrative. Our general and administrative expenses were $7.0 million and $6.6 million for the three months ended September 30, 2018 and 2017, respectively. The increase of $0.4 million was primarily due to commercial team personnel and related costs, focused efforts to build our business development function within our CDMO segment, as well as increased legal and consulting fees associated with addressing the CRL issued by the FDA regarding our NDA for IV meloxicam. These increases were partially offset by a reduction in costs associated with our pre-commercial efforts and disciplined expense management.

Amortization of Intangible Assets. Amortization expense was $0.6 million for each of the quarters ended September 30, 2018 and 2017, respectively, which was exclusively related to the amortization of our CDMO royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Interest Expense, net. Interest expense, net was $2.1 million and $1.2 million during the three months ended September 30, 2018 and 2017, respectively. The increase of $0.9 million was primarily due to the higher principal balance on our Athyrium senior secured term loan and amortization of the related financing costs, which was partially offset by a lower interest rate on our Athyrium senior secured term loan versus our previous loan with OrbiMed.

Income Tax Benefit. Income tax benefit was $2.4 million and $2.8 million for the three months ended September 30, 2018 and 2017, respectively, related exclusively to our U.S. operations. The decrease of $0.4 million was primarily due to a reduction in our federal statutory income tax rate pursuant to the Tax Act offset in part by increased losses in the United States. We believe that it is more likely than not that the deferred income tax assets associated with our foreign operations will not be realized, and as such, there is a full valuation allowance against our foreign deferred tax assets.

Operating Income (Loss) per Segment.

CDMO Segment-

Our CDMO segment’s revenues were $18.3 million and $17.1 million in the three months ended September 30, 2018 and 2017, respectively. The increase of $1.2 million in revenue includes the impact from the new standard ASU 2014-09, and was primarily due to increased royalties recognized from one of our commercial partners and an increase in product sales to various commercial partners.

Our CDMO segment’s operating expenses increased by $2.4 million, from $9.3 million in the three months ended September 30, 2017 to $11.7 million in the three months ended September 30, 2018. Cost of sales were $8.5 million and $6.9 million in the three months ended September 30, 2018 and 2017, respectively. Cost of sales increased primarily due to increased product sales. General and administrative expenses increased by $0.4 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to increased business development efforts. Research and development expenses remained constant. All of the above contributed to CDMO segment’s operating income of $6.9 million for the three months ended September 30, 2018, which included non-cash charges of $1.8 million for depreciation and amortization and $0.3 million for stock-based compensation.

Acute Care Segment-

Our Acute Care segment’s operating expenses increased $1.9 million from $14.1 million in the three months ended September 30, 2017 to $16.0 million in the three months ended September 30, 2018. Research and development expenses increased $2.0 million as a result of increased IV meloxicam pre-commercialization manufacturing costs and increased development costs for our pipeline products. The increase was partially offset by a decrease in in NDA costs as the three months ended September 30, 2017 included our NDA filing fee for IV meloxicam. General and administrative costs decreased by $0.1 million. Non-cash charges related to the warrant valuation decreased $0.5 million and contingent consideration expense increased by $0.6 million year over year. All of the above contributed to our Acute Care segment’s operating loss of $20.5 million for the three months ended September 30, 2018, which also included non-cash charges of $1.8 million for stock-based compensation, depreciation and amortization.

Comparison of the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017
	(amounts in thousands)
Revenue	$59,564	$52,790
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	31,033	27,829
Research and development	29,947	24,132
General and administrative	29,442	16,990
Amortization of intangible assets	1,938	1,937
Change in warrant valuation	(78)	15
Change in contingent consideration valuation	7,030	9,323
Total operating expenses	99,312	80,226
Operating loss	(39,748)	(27,436)
Other income (expense):
Interest expense, net	(6,108)	(3,341)
Loss before income taxes	(45,856)	(30,777)
Income tax benefit	7,430	4,780
Net loss	$(38,426)	$(25,997)

Revenue and costs of sales. Our revenues were $59.6 million and $52.8 million and cost of sales were $31.0 million and $27.8 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of $6.8 million in revenue includes the impact from the new standard ASU 2014-09, and was primarily due to increased royalties recognized from one of our commercial partners and an increase in product sales to various commercial partners. Cost of sales increased primarily due to increased product sales.

Research and Development. Our research and development expenses were $29.9 million and $24.1 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of $5.8 million was primarily due to an increase in pre-commercialization manufacturing costs for IV meloxicam, an increase in salaries and benefits expense, an increase in Phase IIIb clinical trials and related costs and an increase in development costs for other pipeline products. These increases were partially offset by a decrease in Phase III clinical trial costs and NDA costs due to the prior year NDA filing fee.

General and Administrative. Our general and administrative expenses were $29.4 million and $17.0 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of $12.4 million was primarily due to commercial team personnel and pre-commercial consulting costs in the first half of the year in preparation of the anticipated launch of IV meloxicam, public company costs including legal and audit fees, business development costs in our CDMO segment as well as increased professional fees associated with addressing the CRL issued by the FDA regarding our NDA for IV meloxicam.

Amortization of Intangible Assets. Amortization expense was $1.9 million for the nine months ended September 30, 2018 and 2017 which was exclusively related to the amortization of our royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Interest Expense, net. Interest expense, net was $6.1 million and $3.3 million during the nine months ended September 30, 2018 and 2017, respectively. The increase of $2.8 million was primarily due to the higher principal balance on our Athyrium senior secured term loan and amortization of the related financing costs, which was partially offset by a lower interest rate on our Athyrium senior secured term loan versus our previous loan with OrbiMed.

Income Tax Benefit. Income tax benefit was $7.4 million and $4.8 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of $2.6 million was primarily due to increased losses in the United States. We believe that it is more likely than not that the deferred income tax assets associated with our foreign operations will not be realized, and as such, there is a full valuation allowance against our foreign deferred tax assets.

Operating Income (Loss) per Segment.

CDMO Segment-

Our CDMO segment’s revenues were $59.6 million and $52.8 million for the nine months ended September 30, 2018 and 2017, respectively. The increase of $6.8 million in revenue was primarily due to increased royalties recognized from one of our commercial partners including the impact from the new standard ASU 2014-09 and an increase in product sales to various commercial partners.

Our CDMO segment’s operating expenses (including cost of sales) increased by $4.0 million, from $34.8 million in the nine months ended September 30, 2017 to $38.8 million in the nine months ended September 30, 2018. Cost of sales were $31.0 million and $27.8 million in the nine months ended September 30, 2018 and 2017, respectively. Cost of sales increased primarily due to increased product sales. Research and development expenses increased by $0.1 million due to expanded investment in our formulation and development capabilities and general and administration expenses increased by $0.7 million. All of the above contributed to our CDMO segment’s operating income of $20.8 million for the nine months ended September 30, 2018, which included non-cash charges of $5.5 million for depreciation and amortization and $0.9 million for stock-based compensation.

Acute Care Segment-

Our Acute Care segment’s operating expenses increased $17.4 million from $36.2 million in the nine months ended September 30, 2017 to $53.6 million in the nine months ended September 30, 2018. Research and development expenses increased $5.7 million as a result of increased IV meloxicam pre-commercialization manufacturing costs, salaries and benefits and Phase IIIb clinical trial costs. The increase was partially offset by a decrease in Phase III clinical trial costs and NDA costs due to the prior year NDA filing fee. General and administrative costs increased by $11.7 million as a result of increased salaries and benefits and increased pre-commercialization consulting expenses as well as costs due to the CRL including severance and increased professional fees associated with addressing the CRL issued by the FDA regarding our NDA for IV meloxicam. The non-cash charge for contingent consideration decreased by $2.3 million and the non-cash benefit from the reduction in value of warrants decreased by $0.1 million primarily as a result of the receipt of a CRL from the FDA and the resulting decrease in our stock price. All of the above contributed to our Acute Care segment’s operating loss of $60.5 million for the nine months ended September 30, 2018, which also included non-cash charges of $4.6 million for stock-based compensation, depreciation and amortization.

Liquidity and Capital Resources

As of September 30, 2018, we had $37.0 million in cash, cash equivalents and short-term investments.

Since inception through September 30, 2018, we have financed our product development, operations and capital expenditures primarily from sales of equity and debt securities, including sales of our common stock with net proceeds of $127.8 million, and term loans made under our previous and existing credit facilities, including our credit facility with Athyrium with an outstanding balance of $60.0 million and contributions of excess cash flow from our CDMO division. During the nine months ended September 30, 2018, our capital expenditures were $4.4 million.

We will need to raise substantial additional funds in order to fund the payments which may become due, including milestone payments owed to Alkermes or other licensing partners, to continue or commence our clinical trials of our product candidates, to commercialize any approved product candidates or technologies and to enhance our sales and marketing efforts for additional products we may acquire. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including our ability to timely and adequately resolve the CRL issued by the FDA regarding our NDA for IV meloxicam, the cost of studies and other actions that may be needed to obtain regulatory approval for IV meloxicam or our other product candidates in development, the timing of approval of IV meloxicam, the level of market acceptance of IV meloxicam and the costs of commercialization activities for IV meloxicam, if approved, the continued profitability of our CDMO segment, and our ability to access additional tranches under our Credit Agreement with Athyrium (which, based on our current PDUFA date of IV meloxicam, we do not anticipate being able to access). We may raise such additional funds through debt refinancing, bank or other loans, through strategic research and development, licensing, including out-licensing activities, and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional debt or equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business or access to capital.

On March 7, 2015, in connection with the Gainesville Transaction, we, through a wholly owned subsidiary, entered into a credit agreement with OrbiMed. Pursuant to the credit agreement, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015, which amount was used to fund the Gainesville Transaction. On November 17, 2017, we entered into our credit agreement with Athyrium, pursuant to which we drew $60.0 million in an initial term loan and may draw upon two additional tranches of terms loans, each in the aggregate original principal amount of $20.0 million. Based on the new PDUFA date of March 24, 2019, we currently do not believe we will satisfy the conditions necessary to access the additional tranches unless we are successful in renegotiating the current terms of the agreement. See Note 12 to the Consolidated Financial Statements included in this Form 10-Q for additional information on the credit agreement. As of September 30, 2018, we had $60.0 million outstanding principal under our Credit Agreement with Athyrium.

Sources and Uses of Cash

Cash used in operations was $35.1 million and $18.0 million for the nine months ended September 30, 2018 and 2017, respectively, which represents our operating losses less our stock-based compensation, depreciation, non-cash interest expense, changes in fair value of warrants and contingent consideration and amortization of intangibles, as well as changes in operating assets and liabilities.

Cash used in investing activities was $2.2 million and $34.6 million for the nine months ended September 30, 2018 and 2017, respectively, and reflected cash maturities/redemption of investments offset by cash used for the purchase of short-term investments and for the purchase of property and equipment.

There was $12.0 million of cash provided by financing activities in the nine months ended September 30, 2018 from net proceeds of $11.3 million from the sale of shares of common stock through our Common Stock Purchase Agreement with Aspire Capital and proceeds of $1.1 million from exercise of options, which was partially offset by deferred financing costs of $0.3 million from the Athyrium transaction and $0.1 million of payments of withholdings on shares withheld for income taxes. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	our ability to resolve the deficiencies identified by the FDA in the complete response letter, or CRL, for intravenous, or IV, meloxicam;
•	whether the FDA will approve our amended NDA for IV meloxicam and, if approved, the labeling under any such approval that we may obtain;
•

if the FDA does not approve our amended NDA, the time frame otherwise associated with resolving the deficiencies identified by the FDA in the CRL and whether the FDA will require additional clinical studies to support the approval of IV meloxicam and the time and cost of such studies;

•	the timing and outcome of our Phase IIIb clinical trials for IV meloxicam;
•	the timing of the Gainesville Transaction regulatory milestone payments and other contingent consideration;

•	the costs of our commercialization activities, if our product candidates are approved by the FDA;
•	the cost of manufacturing scale-up, acquiring drug product and other capital equipment for our product candidates;
•	the level of market acceptance of IV meloxicam, if approved;
•	the scope, progress, results and costs of development for our other product candidates;
•	the cost, timing and outcome of regulatory review of our other product candidates;
•	the extent to which we in-license, acquire or invest in products, businesses and technologies;
•	the timing and extent of our manufacturing and capital expenditures related to our CDMO segment;
•	our ability to maintain our relationships and contracts with our commercial partners;
•	our ability to continue profitability in our CDMO segment;
•	our ability to comply with stringent U.S. & foreign government regulation in the manufacture of pharmaceutical products, including cGMP and U.S. DEA requirements;
•	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for product candidates;
•	our ability to access additional tranches of term loans under our credit agreement with Athyrium;
•	our ability to raise additional funds through equity or debt financings;
•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims; and
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

Contractual Commitments

The table below reflects our contractual commitments as of September 30, 2018:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Athyrium Debt	$60,600	$—	$—	$60,600	$—
Interest on Debt	30,672	7,455	14,848	8,369	—
Purchase Obligations (2):	24,364	18,712	2,572	53	—
Operating Leases (3)	2,951	759	1,129	776	287
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4), (5)	54,590	25	100	150	315
Alkermes Payments (6)	125,000	—	—	—	—
Employment Agreements (7)	796	796	—	—	—
Other Non-Current Liabilities (8)	62	—	30	22	10

Total Contractual Obligations	$299,035	$27,747	$18,679	$69,970	$612

(1)

The long-term debt obligations consist of principal, an exit fee of 1% of the principal, and interest on the initial $60.0 million of our $100 million credit facility with Athyrium as of September 30, 2018. The debt bears interest at a rate of LIBOR plus 9.75% per annum. Due to fluctuations of the future LIBOR interest rate, it has been set at the rate as of September 28, 2018 to calculate the obligation. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet.  See Note 12 to the Consolidated Financial Statements included in this Form 10-Q.

(2)

These obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 13 to the Consolidated Financial Statements included in this Form 10-Q.

(3)

We have become party to certain operating leases for the leased space in Malvern, Pennsylvania, Gainesville, Georgia and Dublin, Ireland, as well as for office equipment, for which the minimum lease payments are presented.

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

(7)

We have entered into employment agreements with certain of our named executive officers. As of September 30, 2018, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through July 2019. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 13 (f) to the Consolidated Financial Statements included in this Form 10-Q.

(8)

This value represents deferred rent and in accordance with U.S. GAAP, this liability is recorded on our Consolidated Balance Sheets. See Note 13(d) to the Consolidated Financial Statements included in this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In July 2017 we submitted an NDA for IV meloxicam for the management of moderate to severe pain to the FDA. On May 23, 2018, we received a CRL from the FDA regarding the NDA, which stated that the FDA determined it could not approve the NDA in its present form.  The CRL stated that data from ad hoc analyses and selective secondary endpoints suggest that the analgesic effect did not meet the expectations of the FDA. In addition, the CRL identified certain CMC related questions on extractable and leachable data provided in the NDA.  The CRL did not identify any issues relating to the safety of IV meloxicam.  In July 2018, we participated in a Type A End-of-Review meeting with the FDA to discuss the topics covered in the CRL. Upon receipt and review of the meeting minutes, we resubmitted the NDA for IV meloxicam in September 2018. The FDA has set a date of decision on the NDA, or PDUFA date, of March 24, 2019.

Our anticipated commercialization of IV meloxicam has been delayed by the CRL and we have incurred additional costs and devoted additional resources to addressing the FDA’s concerns raised in the CRL.  Our receipt of the CRL and delay in the commercialization of IV meloxicam has adversely affected our business and caused our stock price to decline.  While we believe that our amended NDA addresses the concerned raised by the FDA in the CRL, the FDA may not approve the amended NDA or may require additional information, or raise additional issues with regard to regulatory approval of IV meloxicam, which could further delay or prevent its approval or limit the product labelling claims for IV meloxicam.  We will need to raise additional funds to commercialize IV meloxicam, if approved, and cannot guarantee that we will be able to do so on favorable terms or at all. In addition, based on the PDUFA date set by the FDA, we do not believe we will obtain FDA approval of IV meloxicam before December 31, 2018, which will restrict us from accessing the two additional $20 million tranches available under our credit agreement with Athyrium unless we are able to renegotiate the terms of access to those tranches, which we may not be able to do on terms favorable to us or at all.

In addition, either the substance of the items identified by the FDA in the CRL, or the CRL itself, could have an adverse impact on future efforts to obtain marketing authorization for IV meloxicam from the EMA and other foreign regulatory authorities, or on our future efforts to commercialize IV meloxicam and gain acceptance of IV meloxicam from third party payors.

Should we fail to obtain regulatory approval of IV meloxicam, we may be forced to rely on our other product candidates, which are at an earlier development stage and will require additional time and resources to obtain regulatory approval and proceed with commercialization.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Retention Grant of Restricted Stock Units to Named Executive Officer

On November 5, 2018, our Compensation Committee granted 14,668 restricted stock units under our 2018 Amended and Restated Equity Incentive Plan to Stewart McCallum, our Chief Medical Officer, which restricted stock units vest 50% on the 9-month anniversary of the grant date and 50% on the 18-month anniversary of the grant date, in each case subject to Mr. McCallum’s continued employment with the Company through the date of vesting.  The award was granted as a retention bonus to incentivize Mr. McCallum’s continued employment with the Company.

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

RECRO PHARMA, INC.

Date: November 7, 2018	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2018	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)