Form 10-K
period 2018-12-31
Recro Pharma, Inc.
filed 2019-02-19
CIK 1588972

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company in Rule 12b-2 of the Exchange Act.

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

On the last business day of the most recently completed second fiscal quarter, the aggregate market value (based on the closing sale price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $88.0 million.

As of February 15, 2019, there were 21,872,803 shares of common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2019 annual meeting of shareholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2018.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein contain forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K or the documents incorporated by reference herein regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” or the negative of such terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.

The forward-looking statements in this Annual Report on Form 10-K and the documents incorporated herein by reference include, among other things, statements about:

•	our estimates regarding expenses, future revenue, capital requirements and timing and availability of and the need for additional financing;
•	our ability to resolve the deficiencies identified by the Food and Drug Administration, or FDA, in the complete response letter, or CRL, for intravenous, or IV, meloxicam;
•	whether the FDA will approve our amended New Drug Application, or NDA for IV meloxicam and, if approved, the labeling under any such approval that we may obtain;
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
•

the performance of third-parties upon which we depend, including third-party contract research organizations, or CRO’s, and third-party suppliers, manufacturers, group purchasing organizations, distributors and logistics providers;

•	our ability to obtain and maintain patent protection and defend our intellectual property rights against third-parties;
•	our ability to maintain our relationships, profitability and contracts with our key commercial partners;
•	our ability to defend the securities class action lawsuit filed against us, or any future material litigation filed against us;
•	our ability to recruit or retain key scientific, technical, commercial, and management personnel or to retain our executive officers;
•

our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including Good Manufacturing Practice, or cGMP, compliance and U.S. Drug Enforcement Agency, or DEA, compliance and other relevant regulatory authorities; and

•

the effects of changes in our effective tax rate due to changes in the mix of earnings in countries with differing statutory tax rates, changes in tax strategy, changes in the valuation of deferred tax assets and liabilities and changes in the tax laws.

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

Overview

We are a specialty pharmaceutical company that operates through two business segments: an Acute Care segment and a revenue-generating contract development and manufacturing, or CDMO segment, through which we operate a revenue generating manufacturing business in Gainesville, Georgia. We believe that we can bring valuable therapeutic options for patients, prescribers and payers, such as our lead product candidate, injectable meloxicam, to the hospital and related acute care markets. We believe we can create value for our shareholders through the development, registration and commercialization of injectable meloxicam and our other pipeline product candidates, as well as through the ongoing contributions of our cash-flow positive CDMO segment. In addition to our pipeline, we continue to evaluate acquisition, out-licensing and in-licensing opportunities.

Acute Care

Our Acute Care segment is primarily focused on developing and commercializing innovative products for hospital and related acute care settings. Our lead product candidate is a proprietary injectable form of meloxicam, a long-acting preferential COX-2 inhibitor. IV meloxicam has successfully completed three Phase III clinical trials, including two pivotal efficacy trials, a large double-blind Phase III safety trial and other safety studies for the management of moderate to severe pain. Overall, the total new drug application, or NDA, program included over 1,400 patients. In July 2017, we submitted an NDA to the Food and Drug Administration, or FDA, for IV meloxicam for the management of moderate to severe pain. In May 2018, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for IV meloxicam. In July 2018, we participated in a Type A End-of-Review meeting with the FDA to discuss the topics covered in the CRL. In September 2018, we resubmitted the NDA for IV meloxicam and the FDA has set a date for decision on the NDA under the Prescription Drug User Fee Act, or PDUFA, of March 24, 2019. We believe that IV meloxicam compares favorably to competitive therapies in onset of pain relief, duration of pain relief, extent of pain relief and time to peak analgesic effect as well as that it has been well tolerated. We believe injectable meloxicam, as a non-opioid product, will overcome many of the issues associated with commonly prescribed opioid therapeutics, including respiratory depression, excessive nausea and vomiting, constipation, as well having no addiction potential, while maintaining analgesic, or pain relieving, effects. We are pursuing a Section 505(b)(2) regulatory strategy for IV meloxicam.

Our pipeline also includes other early-stage product candidates, including two novel neuromuscular blocking agents, or NMBAs, and a related proprietary chemical reversal agent and Dex-IN, a proprietary intranasal formulation of dexmedetomidine, or Dex, an alpha-2 adrenergic agonist that we are evaluating for possible partnering.

Pipeline

CDMO

Our CDMO segment leverages formulation expertise to develop and manufacture pharmaceutical products using proprietary delivery technologies and know-how for partners who plan to develop and commercialize these products. These collaborations result in revenue streams including manufacturing, royalties, profit sharing, and research and development, which support continued operations for our CDMO segment and have contributed excess cash flow to be used for activities in our Acute Care segment. We operate a 97,000 square foot, DEA-licensed manufacturing facility and a 24,000 square foot development and high potency facility, each in Gainesville, Georgia. We currently manufacture the following key products with our commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM, Verapamil SR and Zohydro ER®, as well as supporting multiple development stage products.

Our Strategy

We believe that we can bring valuable therapeutic options for patients, prescribers and payers, such as injectable meloxicam, to the hospital and acute care markets. We believe we can create value for our shareholders through the development, registration and commercialization of injectable meloxicam and our other pipeline product candidates as well as through the ongoing contributions of our cash-flow positive CDMO segment. In addition to our pipeline, we evaluate acquisition and in-licensing opportunities, especially those that can contribute additional revenue and cash flow. Our near-term goals include:

Complete regulatory approval of IV meloxicam. Our key 2019 goal is to receive FDA approval of IV meloxicam for the management of moderate to severe pain. In September 2018, we resubmitted our NDA to the FDA for IV meloxicam for the management of moderate to severe pain. The FDA accepted the resubmission for review and set a PDUFA date of March 24, 2019.

Expand data supporting benefits of IV meloxicam.  We are currently evaluating IV meloxicam in a Phase IIIb program that includes clinical trials in colorectal surgery patients and orthopedic surgery patients. We anticipate continuing the Phase IIIb program in 2019.

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

Leverage our development experience to progress our other pipeline product candidates. Our early-stage product pipeline includes proprietary product candidates for use in anesthesia (neuromuscular blockade and reversal). Our goal is to leverage our drug development expertise to develop these product candidates for use in hospital and acute care settings.

Expand our contract development and manufacturing business (CDMO). We are focused on the growth of our CDMO services. We intend to seek additional product and related development partnerships through ongoing business development efforts, as well as possibly through expansion of our proprietary drug delivery technologies, and current and new manufacturing service offerings.

Acute Care

Our Acute Care segment is primarily focused on developing innovative products for hospital and related acute care settings.

Our Lead Product Candidate - IV Meloxicam

Meloxicam is a long-acting, preferential COX-2 inhibitor that possesses analgesic, anti-inflammatory, and antipyretic activities. Our proprietary injectable form of the drug, which utilizes NanoCrystal® technology, increases overall drug solubility which provides a faster onset of action of meloxicam and provides a rapid treatment of acute pain, which lasts for approximately 24 hours.

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

While opioids provide effective analgesia for post-operative pain, their use is increasingly limited due to the known side effects of nausea, vomiting, constipation, respiratory depression, the development of tolerance and the potential for impact on addiction, misuse and abuse. Due to the potential for abuse, opioids are regulated as controlled substances and are listed on Schedule II and III by the DEA. According to a January 2016 article in the New England Journal of Medicine, overdose deaths from prescription painkillers (defined to mean opioid or narcotic pain relievers) increased significantly over the past 14 years and emergency department visits involved with misusing or abusing prescription opioid painkillers increased 153% between 2004 and 2011. In the acute care setting, and according to the Joint Commission Sentinel Event Alert on the Safe Use of Opioids in Hospitals, opioid analgesics rank among the drugs most frequently associated with adverse drug events. As a result of the addictive potential and side effects, pain sufferers tend to limit their use of opioids, resulting in as many as 40% of post-operative patients reporting inadequate pain relief. This can reduce the quality of life for individuals and, according to an August 2012 article in the Journal of Pain, creates an economic burden estimated to be at least $560 to $635 billion a year in medical costs and lost productivity.

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

We believe that IV meloxicam offers an attractive alternative for relief of moderate to severe pain without the risks associated with opioids. We also believe it can be an important part of an MMA approach for patients in the post-operative setting. Accordingly, we believe that physicians, hospitals and third-party payers, including Integrated Delivery Systems (IDNs), Medicare and Medicaid, are interested in new non-opioid pain therapies that provide effective post-operative pain relief without the adverse issues associated with opioids.

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

Administration. We believe that IV meloxicam has an administration advantage in terms of being administered by bolus injection, whereas ibuprofen and acetaminophen can take up to 15 to 30 minutes to be infused.

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

Overall, we plan to initially target approximately 1,500 hospitals and associated hospital outpatient departments, or HOPDs, and 600 ASCs, which together represent approximately 12.6 million patients across all settings of care.  If IV meloxicam is approved by the FDA, we plan to build a sales force with approximately 80 to 100 representatives who would market IV meloxicam to health care professionals at our called-on institutions. In addition, we have medical, account-based and reimbursement teams. We believe this focused approach will help educate health care professionals, support formulary review processes and generate early adoption after launch with surgeons and anesthesiologists.

Clinical Development

Multiple clinical trials have been conducted to evaluate the safety, pharmacokinetics and analgesic effect of IV meloxicam. Based on the results of these trials, we believe IV meloxicam has the potential to be a potent analgesic used in the management of moderate to severe pain. IV meloxicam has successfully completed two pivotal Phase III clinical trials, a large double-blind Phase III safety trial as well as four Phase II trials and additional pharmacokinetics/safety studies. Overall, we enrolled a total of approximately 1,400 patients in our Phase II/III programs. In addition, we are currently evaluating IV meloxicam in Phase IIIb clinical trials in colorectal surgery patients and orthopedic surgery patients. Per the Pediatric Study Plan Agreement with FDA, two clinical trials will be conducted in the pediatric population. These trials will be initiated following NDA approval of IV meloxicam and after appropriate regulatory and institutional review board, or IRB, review.

At the end of July 2017, we submitted an NDA to the FDA for IV meloxicam 30mg for the management of moderate to severe pain. In May 2018, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for IV meloxicam, which stated that the FDA determined it could not approve the NDA in its present form. The CRL stated that data from ad hoc analyses and selective secondary endpoints suggest that the analgesic effect did not meet the expectations of the FDA. In addition, the CRL identified certain CMC related questions on extractable and leachable data provided in the NDA. The CRL did not identify any issues relating to the safety of IV meloxicam. In July 2018, we participated in a Type A End-of-Review meeting with the FDA to discuss the topics covered in the CRL, and we resubmitted the NDA for IV meloxicam in September 2018. The FDA has set a PDUFA date of March 24, 2019.

Phase IIIb Clinical Trials

We are currently evaluating IV meloxicam in a Phase IIIb program that includes clinical trials in colorectal surgery patients and orthopedic surgery patients to assess opioid consumption, pain intensity and length of hospital stay with associated pharmacoeconomic parameters.  We anticipate continuing the Phase IIIb program in 2019.

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

Safety Study

IV meloxicam has also successfully completed a double-blind, randomized Phase III safety study evaluating IV meloxicam (30mg bolus injection) or placebo following major surgery. The primary objective of the study was to evaluate the safety and tolerability of IV meloxicam 30mg vs. placebo through Day 28 following treatment. The clinical trial demonstrated that the adverse event profile of IV meloxicam 30mg was consistent with previously completed clinical trials and was similar to placebo reported events.

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

*reaching statistical significance (p<0.05)

**reaching statistical significance (p<0.01)

Our Other Pipeline Candidates

While our current priority is the commercialization of IV meloxicam, our pipeline also includes other earlier stage product candidates including intermediate and short-acting NMBAs, and accompanying reversal agents, DEX-IN, along with other product candidates that we may choose to develop for use in hospital or related settings.

NMBAs

Neuromuscular blocking agents are used as muscle paralyzing agents to facilitate intubation and surgery. We are developing an intermediate-acting NMBA, RP1000, an ultrashort-acting NMBA, RP2000, and a reversal agent specific to our NMBAs.  The table below summarizes the predicted onset and duration of activity for each NMBA based on currently available data, as well as the development status of each NMBA:

Compound	Onset Time	Duration of Activity	Status
RP1000	Rapid	Intermediate acting	Phase I
RP2000	Rapid	Ultra-short acting	Pre-clinical

In animal models, the proprietary reversal agent acts quickly by chemical reaction to reverse the neuromuscular blockade. We believe that the NMBAs can reduce the time required for induction of anesthesia and the reversal agent can reduce the time needed to recover from NMBA dosing post-procedure, while potentially enhancing patient safety and resulting in cost savings for the hospital or other provider. RP1000, the intermediate-acting NMBA, and the reversal agent were subject to a clinical hold imposed by the FDA due to need for additional toxicity data at higher dose exposures. We have met with the FDA and the clinical hold has been lifted with respect to RP1000. We continue to work with the FDA regarding a path forward for the reversal agent. We expect to submit a new IND for RP1000 in 2019.

We have a worldwide, exclusive license to the NMBAs and the related reversal agent from Cornell University.

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

We continue to explore possible uses of Dex-IN in other indications in the Acute Care space as well as pursue possible partnering opportunities.

CDMO Segment

Through our contract development and manufacturing, CDMO, segment, we leverage our formulation and development expertise to develop and manufacture pharmaceutical products using proprietary delivery technologies and know-how for commercial partners who commercialize or plan to commercialize these products. Our manufacturing and development capabilities include formulation, product development from formulation through commercial manufacturing, and specialized capabilities for solid oral dosage forms, extended release and controlled substance manufacturing, as well as high potency development and manufacturing. In a typical collaboration, we work with our commercial partners to develop product candidates, or new formulations of existing product candidates, and may license certain intellectual property to such commercial partners. We also typically exclusively manufacture and supply clinical and commercial supplies of these proprietary products and product candidates. These collaborations may result in revenue streams including from manufacturing, royalties, profit sharing, and research and development, which support continued operations for our CDMO segment as well as provide free cash flow to support research and development of proprietary product candidates in our Acute Care segment.

The table below details the key products developed and/or manufactured with our key commercial partners:

Product	Indication	Territory	Revenue	Commercial	Agreement term
			Source	Partner
Ritalin LA®	Attention Deficit Hyperactivity Disorder	Worldwide	Manufacturing	Novartis Pharma AG	Through December 31, 2023
Focalin XR®	Attention Deficit Hyperactivity Disorder	Worldwide, except Canada	Manufacturing	Novartis Pharma AG	Through December 31, 2023
Verelan PM®, SR & Verapamil PM	Hypertension	United States	Profit Sharing / Manufacturing	Lannett Company, Inc.	Through December 31, 2021
Verapamil SR	Hypertension	United States	Profit Sharing / Manufacturing	Teva Pharmaceutical Industries Ltd.	Annual renewals on a calendar year basis
Zohydro ER®	Severe Pain	United States	Royalty / Manufacturing	Pernix Therapeutics, Inc.	Through March 2029

In addition to these key products, we also develop and manufacture other development stage products. The manufacture of these products for clinical trials and commercial use is subject to cGMPs and other regulatory agency regulations. We own and operate a 97,000 square foot, DEA-licensed manufacturing facility in Gainesville, Georgia, which has been inspected by U.S., EU, Turkish and Brazilian regulatory authorities for compliance with required cGMP standards for continued commercial manufacturing and lease a 24,000 square foot development and high potency facility, also in Gainesville, Georgia.

With each product, we either purchase active drug substance from third parties or receive it from our partners to formulate product using our technologies. Although some materials for our products are currently available from a single source or a limited number of qualified sources, we attempt to acquire an adequate inventory of such materials, establish alternative sources and/or negotiate long-term supply arrangements. We do not currently have any significant issues finding suppliers. However, there is no certainty that we will be able to obtain long-term supplies of our manufacturing materials in the future.

On February 8, 2019, we entered into new five-year manufacturing and supply agreement with Novartis Pharma AG, referred to as the 2019 Novartis Agreement. Under the terms of the 2019 Novartis Agreement, we will continue to be the exclusive supplier to Novartis of Ritalin LA and Focalin XR through December 31, 2023.  We previously supplied Ritalin LA and Focalin XR through two separate supply agreements, which included two revenue components, product manufacturing revenue and royalty revenue; the 2019 Novartis Agreement combines the supply of Ritalin LA and Focalin XR into one agreement, which provides product manufacturing revenue that is expected to provide similar total revenue per capsule economics as did the two prior revenue components combined.

Permits and Regulatory Approvals

We hold various licenses for our CDMO segment manufacturing activities. The primary licenses held are FDA Registrations of Drug Establishments and DEA Controlled Substance Registration. Due to certain U.S. state law requirements, we also hold certain state licenses for distribution activities throughout certain states. We also hold cGMP certifications for EU importation of products made in Gainesville for sale in the EU and an ANVISA certification for sale in Brazil.

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

Customer Agreements

We are party to agreements with each of our commercial partners governing the development, formulation and/or supply services we provide, as well as any applicable intellectual property licenses. Each commercial partner generally remains responsible for distributing, marketing and promoting their respective products. These collaborations result in revenue streams including royalties, profit sharing, etc., which support continued operations for our CDMO segment and have contributed funds to be used in our research and development and pre-commercialization activities in our Acute Care segment. We are dependent on a small number of commercial partners, with our four largest customers (Novartis Pharma AG, Teva Pharmaceutical Industries, Inc., Pernix Therapeutics, Inc., or Pernix, and Lannett Company, Inc.) having generated 99% of our revenues for the twelve months ended December 31, 2018, of which Teva Pharmaceutical Industries, Inc. generated 48% of our revenue under one customer agreement, and Novartis Pharma AG, generated 38% of our revenue combined under two separate customer agreements, which effective January 1, 2019 is combined into one agreement.

Intellectual Property

Acute Care

We own patents and patent applications for injectable meloxicam, that cover compositions, including compositions produced using NanoCrystal® technology, method of making and method of treating. These issued patents expire in 2022 in the United States. We also in-license from Alkermes, on a perpetual, royalty-free basis, composition and methods of making patents, one of which we anticipate to be Orange-Book listable, and patent applications (specifically directed to the prevention of flake like aggregates), which expire in 2030.

We license the patents and other intellectual property covering the NMBAs and the related reversal agent under a worldwide, exclusive, sublicensable, royalty-bearing license from Cornell University.  Under the license agreement, we are obligated to pay Cornell University (i) an annual license maintenance fee payment until the first commercial sale of a licensed compound; (ii) milestone payments upon the achievement of certain milestones, up to a maximum, for each NMBA, of $5 million for U.S. regulatory approval and commercialization milestones and $3 million for European regulatory approval and commercialization milestones; and (iii) royalties on net sales of the NMBAs and the related reversal agent at rates ranging from low to mid-single digits, depending on the applicable licensed compound and whether there is a valid patent claim in the applicable country, subject to an annual minimum royalty amount. In addition, we will reimburse Cornell University for past and ongoing patent costs related to prosecution and maintenance of the patents related to the licensed compounds.  The license agreement is terminable by us at any time upon 90 days’ written notice and by Cornell University upon our material breach, subject to a cure period, and upon our filing any claim asserting the invalidity of any of Cornell University’s licensed patent rights. The royalty term for each licensed compound expires, on a country-by-country basis, on the later of (i) the expiration date of the longest-lived licensed patent, (ii) the expiration of any granted statutory period of marketing exclusivity, or (iii) the first commercial sale of a generic equivalent of the applicable licensed compound. On the last to expire royalty term the license agreement will automatically convert to a royalty-free nonexclusive license.

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

CDMO Segment

We own various controlled release formulation patents, including patents in the United States, Canada, Europe, and Brazil, related to our proprietary delivery technologies that we utilize in our drug development, formulation and manufacturing business through our CDMO segment. These patents are scheduled to expire between 2019 and 2026. We own patents and patent applications in the United States and Canada directed to the composition of, manufacturing of, and formulations of Zohydro ER®. We license our U.S. patents and patent applications to our commercial partner Pernix in the United States. We also own Canadian patents and patent applications relating to the same technology. The patent protection for Zohydro ER® formulation provides for protection of Zohydro ER® through 2019, subject to any extensions or disclaimers.  In addition, we own several issued patents in the United States and several foreign patent applications for abuse resistant pharmaceutical compositions and methods of use related to Zohydro ER®, which provide patent protection through 2034, subject to any extensions or disclaimers. Although certain patents may have expired or may expire in the future, we believe there are other barriers to entry for our commercial partners and competition, including ownership of regulatory filings, NDAs, abbreviated new drug applications or ANDAs, and drug master files or DMF’s, manufacturing trade secrets, proprietary dosage strengths, pricing limitations in various geographies, costs to revalidate with another supplier, maturity and life-cycle stage of products.

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

Injectable Meloxicam

Alkermes is currently our exclusive supplier of bulk injectable meloxicam. Pursuant to a Development, Manufacturing and Supply Agreement, or Supply Agreement, Alkermes (through a subsidiary), provides clinical and commercial bulk supplies of injectable meloxicam formulation. During the term of the Supply Agreement, we will purchase our clinical and commercial supplies of bulk injectable meloxicam formulation exclusively from Alkermes. If the first commercial sale of injectable meloxicam occurs on or prior to December 31, 2020, the Supply Agreement will have an initial term expiring ten years following the date of such first commercial sale. The Supply Agreement will then automatically renew for successive one-year terms unless terminated by either party upon written notice at least 180 days prior to the expiration of the applicable term. If the first commercial sale of injectable meloxicam has not occurred by December 31, 2020, the Supply Agreement will expire on that date.

Patheon UK Limited, or Patheon, provides sterile fill-finish of injectable meloxicam drug product pursuant to a Master Manufacturing Services Agreement and Product Agreement, collectively the Patheon Agreements, at its Monza, Italy manufacturing site.  We have agreed to purchase a certain percentage of our annual requirements of finished injectable meloxicam from Patheon during the term of the Patheon Agreements.  The Patheon Agreements expire on December 31, 2020 and will automatically renew thereafter for successive two-year periods unless terminated by either party upon prior written notice.

NMBAs

We have successfully sourced the manufacturing of the NMBAs and reversing agent at a contract manufacturer for use in pre-clinical studies and early clinical trials for these product candidates.

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

In the post-operative pain relief setting, we believe patients are prescribed injectable acetaminophen, nonsteroidal anti-inflammatory drugs, or NSAIDs, sodium channel blockers and opioids, depending on the severity of pain. Specifically, acetaminophen, NSAIDs and sodium channel blockers, we believe, are prescribed for mild to moderate pain relief, whereas we believe opioids are prescribed for moderate to severe pain relief. While we will compete with all of these compounds in the post-operative pain setting, we believe injectable meloxicam will be used to manage moderate to severe pain, competing with opioids and predominantly systemic non-opioid pain treatments. There are a number of pharmaceutical companies that currently market and or manufacture therapeutics in the pain relief area, including Johnson & Johnson, Purdue Pharma, L.P., Mallinckrodt plc, Teva Pharmaceutical Industries, Inc., Pacira Pharmaceuticals, Inc. and AcelRx Pharmaceuticals, Inc. Mallinckrodt commercializes an injectable formulation of acetaminophen. Pacira commercializes an intraoperative formulation of bupivacaine, a sodium channel blocker, that is injected or instilled at the surgical site. Additionally, companies such as Adynxx, Inc., Durect Corporation, Heron Therapeutics, Inc., Innocoll Holdings plc, Sandoz AG, Trevena, Inc., Avenue Therapeutics, Inc., Neumentum Inc. and Cara Therapeutics, Inc. are currently developing post-operative pain therapeutics that could compete with IV meloxicam in the future.

The CDMO segment competes with contract pharmaceutical formulation and manufacturing companies such as Alcami Corporation, Cambrex Corporation, Mylan N.V., Catalent, Inc., Patheon, a part of Thermo Fischer Scientific, Mikart, LLC, Quotient Sciences, and other formulation, development and manufacture-related service providers.

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

The submission of an NDA generally is subject to the payment of a substantial user fee for a human drug application. A waiver of such fee may be obtained under certain limited circumstances. For example, an applicant is eligible for waiver of the application fee if the applicant is a small business submitting its first human drug application and does not have another product approved under a human drug application and introduced and delivered for introduction into interstate commerce. However, we did not qualify due to prior NDA approvals received by our CDMO segment.

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

Further, manufacturers of drugs must continue to comply with cGMP requirements, which are extensive and require considerable time, resources and ongoing investment to ensure compliance. In addition, changes to the manufacturing process may require prior FDA approval before being implemented, and other types of changes to the approved product, such as adding new indications and additional labeling claims, are subject to further FDA review and approval. Drug manufacturers and other entities involved in the manufacturing and distribution of approved drugs are required to list their products and to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. The cGMP requirements apply to all stages of the manufacturing process, including the production, processing, sterilization, packaging, labeling, storage and shipment of the drug. Manufacturers must establish validated systems to ensure that products meet specifications and regulatory standards and test each product batch or lot prior to its release. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates for the Acute Care segment. FDA and state inspections may identify compliance issues at our CDMO sites or at the facilities of our contract manufacturers that may disrupt production or distribution or may require substantial resources to correct.

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

The U.S. Drug Enforcement Administration and other Governmental Actions

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

The DEA regulates controlled substances by controlling them in five schedules. Schedule I and II controlled substances have a high potential for abuse, whereas Schedule III-V controlled substances have relatively decreasing potential for abuse. Therefore, the DEA imposes more stringent controls on Schedule I and II substances than Schedule III-V substances, including stricter security controls, quotas, and increased recordkeeping and reporting requirements. Certain of the products we manufacture and/or develop are regulated as Schedule II controlled substances. The DEA establishes annually an aggregate quota for how much certain controlled substances that we manufacture may be produced in total in the United States, based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We must receive an annual quota from the DEA in order to produce any Schedule II substance. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. In April 2018, the DEA proposed new guidelines aimed at strengthening the process for setting controls over diversion of controlled substances and making other improvements in the quota managements regulatory system for the production, manufacturing and procurement of controlled substances. Following a public comment period, the DEA published the final guidelines, which were substantially similar to the proposed guidelines, in July 2018.  For 2019, the DEA has proposed decreased manufacturing quotas for the six most frequently misused opioids, including hydrocodone which we use in the manufacture of certain products in our CDMO division, by an average of 10% as compared to the 2018 quotas. Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule.

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

The DEA requires drug manufacturers to design and implement a system that identifies suspicious orders of controlled substances, such as those of unusual size, those that deviate substantially from a normal pattern and those of unusual frequency, prior to completion of the sale. A compliant suspicious order monitoring, or SOM, system includes well-defined due diligence, “know your customer” efforts and order monitoring.

To enforce these requirements, the DEA conducts periodic inspections of registered establishments that handle controlled substances.  Individual states also independently regulate controlled substances.  We are subject to state regulation of distribution for these products. Failure to maintain compliance with applicable requirements, particularly where noncompliance results in loss or diversion, can result in enforcement action that could have a material adverse effect on our business, results of operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations, or take other enforcement action. In certain circumstances, violations could result in criminal prosecution.

In addition to DEA regulations, the U.S. government and state legislatures have enacted legislation and regulations intended to fight the opioid epidemic.  In February 2016, the FDA released an action plan to address the opioid epidemic, which is part of a broader initiative led by the Department of Health and Human Services, which includes the release of a new Guideline for Prescribing Opioids for Chronic Pain, FDA’s requirement of enhanced warnings and safety labeling, and institution of a class-wide REMs as a condition of approval.  Further, the Comprehensive Addiction and Recovery Act, or CARA, was passed in 2016.  CARA provides resources to improve state monitoring of controlled substances, including opioids.  A Senate bill introduced in February 2018, known as CARA 2.0, would further limit initial prescriptions for opioids to three days, while exempting initial prescriptions for chronic care, cancer care, hospice or end of life care, and palliative care. CARA 2.0 would also increase civil and criminal penalties for opioid manufacturers that fail to report suspicious orders for opioids or fail to maintain effective controls against diversion of opioids.  More recently, the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act, or Support Act, has been enacted.  It provides for further regulation as well as funding for research and development of non-addictive painkillers.  State legislatures have followed in the footsteps of the federal government in passing similar laws intended to limit prescription sales and quantities as well as increase the ability to monitor and regulate the manufacture and sale of opioids.  These efforts may result in a reduction of demand for opioid products manufactured by our CDMO segment or government action against us if we fail to comply, both of which could have a material adverse effect on our business.

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

For example, in the European Union, we may submit applications for marketing authorizations either under a centralized, decentralized, or mutual recognition marketing authorization procedure. The centralized procedure provides for the grant of a single marketing authorization for a medicinal product by the European Commission on the basis of a positive opinion by the European Medicines Agency, or the EMA. A centralized marketing authorization is valid for all European Union member states and three of the four European Free Trade Association (EFTA) States (Iceland, Liechtenstein and Norway). The decentralized procedure and the mutual recognition procedure apply between European Union member states. The decentralized marketing authorization procedure involves the submission of an application for marketing authorization to the competent authority of all European Union member states in which the product is to be marketed. One national competent authority, selected by the applicant, assesses the application for marketing authorization. The competent authorities of the other European Union member states are subsequently required to grant marketing authorization for their territory on the basis of this assessment, except where grounds of potential serious risk to public health require this authorization to be refused. The mutual recognition procedure provides for mutual recognition of marketing authorizations delivered by the national competent authorities of European Union member states by the competent authorities of other European Union member states. The holder of a national marketing authorization may submit an application to the competent authority of a European Union member state requesting that this authority recognize the marketing authorization delivered by the competent authority of another European Union member state for the same medicinal product.

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

Formulary Approvals and Third-Party Payer Coverage and Reimbursement

In both the United States and foreign markets, our ability to commercialize our Acute Care segment product candidates successfully, and to attract commercialization partners for our product candidates, depends in significant part on the availability of institutional formulary approvals and on adequate financial coverage and reimbursement from third-party payers, including, in the United States.  These payers include the Centers for Medicare and Medicaid Services, or CMS, the federal program that runs the Medicare program and monitors the Medicaid programs offered by each state, as well as national and regional commercial plans. Medicare is a federally funded program managed by CMS through local Medicare Administrative Contractors that administer coverage and reimbursement for certain healthcare items and services furnished to the elderly, disabled and other individuals with certain conditions. Medicaid is an insurance program for certain categories of patients whose income and assets fall below state defined levels that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern its individual program. Each government or commercial plan has its own process and standards for determining whether it will cover and reimburse a procedure or particular product and how much it will pay for that procedure or product. Commercial plans often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually an essential component of successfully launching a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Reimbursement for our product candidates can be subject to challenge, reduction or denial by government and other commercial plans.

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

Moreover, government entities and private litigants have asserted claims under state consumer protection statutes against pharmaceutical and medical device companies for alleged false or misleading statements in connection with the marketing, promotion and/or sale of pharmaceutical and medical device products, including state investigations and litigation by certain government entities regarding the marketing of opioid products.

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

In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, introducing new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules, was agreed between the European Parliament, the Council of the European Union and the European Commission. The EU General Data Protection Regulation has applied since May 25, 2018. The EU Data Protection Regulation increased the responsibility and liability in relation to personal data processed in the European Union and also introduced substantial fines for breaches of the data protection rules. Furthermore, there is a growth towards the public disclosure of clinical trial data in the European Union which adds to the complexity of processing health data from clinical trials. During 2018, we implemented policies and controls to adhere to the EU General Data Protection Regulation.

Corporate Information

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 2007. Our principal executive offices are located at 490 Lapp Road, Malvern, PA 19355, and our telephone number is (484) 395-2470.

Employees

We currently have 255 full-time employees and 5 temporary employees. None of our employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

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

To date, we have focused primarily on developing our proprietary product candidates.  We have incurred significant pre-tax losses in each year since our inception in November 2007, including pre-tax losses of approximately $62.3 million and $52.0 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $188.3 million.

We have financed our operations through the sale of debt and equity securities, term loans made under our previous and existing credit facilities, including our current $100.0 million credit facility with Athyrium Opportunities III Acquisition LP, or Athyrium, and revenue generated by our CDMO segment.  We have used revenue generated by our CDMO segment primarily to fund the operations of our CDMO segment, to make payments under our credit facility and to partially fund our research and development and pre-commercialization activities.  We believe that our CDMO segment revenue will continue to contribute cash for general corporate purposes that may, to some extent, reduce the amount of external capital needed to fund development and commercialization operations.

The size of our future net losses and our ability to achieve profitability will depend, in part, on the rate of future expenditures and our ability to successfully resolve the issues raised by the FDA with regard to our NDA for IV meloxicam and obtain regulatory approval of IV meloxicam, successfully commercialize IV meloxicam, if approved, and successfully commercialize our other current or future product candidates, if approved.  To date, none of our product candidates have been commercialized, and revenues generated by our CDMO segment do not cover our costs and may never be sufficient to achieve profitability.  Our ability to generate future revenues from product sales depends heavily on our success in:

•	adequately addressing the concerns raised by the FDA in the CRL for IV meloxicam and obtaining regulatory approval for IV meloxicam;
•	obtaining the labeling we requested for IV meloxicam, if approved;
•	launching and commercializing IV meloxicam;
•	developing a sufficient commercial organization capable of sales, marketing and distribution for IV meloxicam;
•	establishing a commercially viable price for IV meloxicam;

•	manufacturing commercial quantities of IV meloxicam at acceptable cost levels;
•	effectively managing the levels of production, distribution and delivery of IV meloxicam through our supply chain and adequately adjusting such production and delivery to correspond to market demand;
•	obtaining coverage and adequate reimbursement from third-parties, including government payers;
•	obtaining and maintaining patent protection for IV meloxicam and our other product candidates;
•	completing the clinical development of our other product candidates; and
•	generating increased revenue from our CDMO segment.

As a result of the CRL we received in May 2018 with respect to IV meloxicam, we have incurred additional expenses,  including increased legal and consulting fees associated with addressing the CRL, and we expect to continue to incur substantial and increased expenses as we continue our launch preparation and commercialization activities for IV meloxicam, and expand our research and development activities and advance our clinical programs for our other product candidates.  Because of the numerous risks and uncertainties associated with pharmaceutical product development and commercialization, we are unable to predict the timing or amount of increased expenses, and when, or if, we will be able to achieve or maintain profitability.

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

If we fail to obtain sufficient additional financing, we would be forced to delay, reduce or eliminate our product development and related commercialization programs or to significantly scale back, re-leverage or monetize our manufacturing business.

Developing and commercializing pharmaceutical products, including conducting preclinical studies and clinical trials and ramping up commercial manufacturing activities, is expensive.  We expect our research and development expenses to increase as we continue our ongoing clinical and pre-commercialization activities in anticipation of a potential commercial launch of IV meloxicam, advance our other clinical programs and, if IV meloxicam is approved, scale up our commercialization activities.  If we obtain regulatory approval for IV meloxicam, we anticipate incurring significant costs of sales and general and commercialization expenses in connection with its launch and commercialization.  In addition, maintaining our cGMP pharmaceutical manufacturing facilities is expensive.  While our CDMO segment generates revenue and profit, that revenue and profit alone is not sufficient to support the development and commercialization of our product candidates. We will need to raise additional funds to support our future product development operations.  In addition, we may also need to obtain additional financing if the capital requirements for operating and maintaining our manufacturing facilities exceed our current expectations.  Such financing may not be available to us on acceptable terms, or at all.

We expect our existing cash and cash equivalents and other expected financing sources will be sufficient to fund our operations over the next 12 months.  If the FDA requires us to conduct additional clinical trials, preclinical studies or additional chemistry, manufacturing and controls, or CMC, work to resolve issues raised by the FDA in the CRL for IV meloxicam, we will need to raise additional funding for the costs of conducting such clinical trials, preclinical studies and CMC work.  Further, if IV meloxicam is ultimately approved by the FDA, we will need to raise additional funding to implement our commercial launch plans for IV meloxicam and to satisfy the milestone payments due to Alkermes following FDA approval of IV meloxicam.  In addition, changing circumstances beyond our control may cause us to consume capital more rapidly than we currently anticipate.  For example, our pre-commercialization and commercialization activities for IV meloxicam may lead to additional, unexpected costs related to the commercial manufacture of IV meloxicam or the build-out of our commercial sales organization.  We may also encounter technical, enrollment or other difficulties that could increase our development costs more than we expect for our other product candidates.  Additional funding will be needed to develop our other product candidates.

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
•

seek collaboration partners for the development or commercialization of IV meloxicam or our other product candidates at an earlier stage than otherwise would be desirable, on terms that are less favorable than might otherwise be available or for product candidates that we would otherwise plan to develop and commercialize on our own;

•	relinquish or license, on unfavorable terms, our rights to technologies or product candidates that we otherwise would seek to develop or commercialize ourselves; or
•	significantly scale back, re-leverage or monetize our CDMO segment.

Any of the above could have a material adverse effect on our business, operating results and prospects.

We may sell additional equity or debt securities or incur additional indebtedness to fund our operations, which would result in dilution to our shareholders and may impose restrictions on our business.

We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements.  On December 29, 2017, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may sell from time to time, at our option, up to $40.0 million of shares of our common stock through Cowen, as our placement agent.  Through December 31, 2018, we have not sold any shares of common stock under the Sales Agreement. On March 2, 2018, we entered into a common stock purchase agreement, or the 2018 Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth in the 2018 Purchase Agreement, Aspire Capital is committed to purchase, at our sole election, up to an aggregate of $20.0 million of our shares of common stock over the approximately 30-month term of the 2018 Purchase Agreement.  Through December 31, 2018, we have sold $17.0 million in shares of our common stock under the 2018 Purchase Agreement. On February 19, 2019, we entered into a second common stock purchase agreement, or the 2019 Purchase Agreement, with Aspire Capital which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase, at our sole election, up to an aggregate of an additional $20.0 million of our shares of common stock over the approximately 30-month term of the 2019 Purchase Agreement. To the extent that we raise additional capital through sales of common stock under the Sales Agreement or additional shares of common stock under the 2018 and 2019 Purchase Agreements or through the sale of equity or convertible debt securities by any other means, existing ownership interests will be diluted, and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing shareholders.  Debt financings may be coupled with an equity component, such as warrants to purchase shares, or repayment of the debt, which could also result in dilution of our existing shareholders’ ownership and could include additional negative covenants that restrict our business operations.  If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us.

Our operating results may fluctuate significantly.

Our operating results may be subject to quarterly and annual fluctuations.  Our operating results will be affected by numerous factors, including:

•

the nature and scope of any activities required to adequately address the concerns raised by the FDA in the CRL for IV meloxicam, which may include the completion of additional clinical trials, preclinical studies and/or CMC work;

•	any additional delays in regulatory review and approval of IV meloxicam or our other product candidates in clinical development;
•	the timing and amount of development and net sales milestones, royalties and earn-out payments payable by us under our existing license agreements and acquisition agreements;

•	fluctuations in the revenues generated by our CDMO segment, including the loss of a major customer or product;
•	variations in the level of expenses related to our development programs;
•	the success of our clinical trials through all phases of clinical development;
•	any newly identified side effects of IV meloxicam or our other product candidates that could delay or prevent commercialization or cause an approved drug to be taken off the market;
•	changes in the fair values of our warrants and contingent consideration liabilities;
•	any intellectual property infringement lawsuit in which we may become involved;
•	our ability to obtain and maintain patent protection;
•	the success of our commercial launch preparations activities;
•	our ability to establish an effective sales and marketing infrastructure;
•	our dependence on third parties to supply and manufacture our product candidates and delivery devices;
•	the level of market acceptance for IV meloxicam or any of our other product candidates, once approved, and underlying demand for that product and wholesalers’ buying patterns;
•

the amount of sales and other revenues from IV meloxicam or any of our other product candidates, once approved, including the selling prices for such potential products and the availability of adequate third-party coverage and reimbursement;

•	competition from existing products or new products that may emerge;
•	regulatory developments affecting our product candidates, which are not limited to but could include the imposition of a REMS program as a condition of approval;
•	our execution of any additional collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;
•	our acquisition, divestiture or in-licensing of new products, product candidates or business units; and
•	the discontinuance, licensing or sale of any asset or segment of our business.

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

As of December 31, 2018, we had an outstanding balance under our credit agreement with Athyrium of $70 million.  Upon entry into the credit agreement with Athyrium, we drew upon an initial $60 million term loan.  In December 2018 we amended the credit agreement and drew upon a $10 million term B-1 loan.  We have the ability to draw upon two additional tranches of terms loans, each in the aggregate original principal amount of $15 million, subject to certain timing and milestone restrictions, including that we receive regulatory approval of IV meloxicam by September 30, 2019.

Our indebtedness could have important consequences to our shareholders.  For example, it:

•	increases our vulnerability to adverse general economic or industry conditions;
•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	reduces proceeds we may receive as a result of any sale of our CDMO segment;
•	makes us more vulnerable to increases in interest rates, as borrowings under our credit agreement with Athyrium are at variable rates;
•	limits our ability to obtain additional financing in the future for working capital or other purposes; and
•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.

Any of the above-listed factors could materially adversely affect our business, financial condition, results of operations and cash flows.  Our credit agreement with Athyrium also contains certain financial and other covenants, including a minimum liquidity requirement and a trailing four-quarter revenue requirement, maximum leverage ratios and includes limitations on, among other things, additional indebtedness, paying dividends in certain circumstances, acquisitions and certain investments.  The credit agreement provides for certain mandatory prepayment events, including with respect to the proceeds of asset sales, extraordinary receipts, debt issuances and other specified events, based on the terms of the credit agreement with Athyrium.  Any failure to comply with the terms, covenants and conditions of the credit agreement may limit our ability to draw upon additional tranches of term loans and may result in an event of default under such agreement, which could have a material adverse effect on our business, financial condition and results of operation.

Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could adversely affect our business and financial condition.

The Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted in December 2017, significantly changed the Internal Revenue Code of 1986, as amended.  These changes included, among other things, significant changes to corporate taxation, including a permanent reduction to the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Any federal net operating loss carryovers created in 2018 and thereafter will be carried forward indefinitely.  As a result of the Tax Act, in 2017 we incurred a one-time net expense of $7.9 million related to the remeasurement of our deferred tax balances to the new statutory rate.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain, and our business and financial condition could be adversely affected.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and ability to achieve profitability.

We are subject to income taxes in the United States and Ireland.  Our effective income tax rate in the future could be adversely affected by a number of factors including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, reversal of established valuation allowances, changes to our operations including the discontinuance, licensing or sale of any asset or segment of our business, changes to tax strategy, changes in transfer pricing and changes in tax laws.

We regularly assess these matters to determine the adequacy of our tax provision, which is subject to discretion.  If our assessments are incorrect, it could have an adverse effect on our business and financial condition.  There can be no assurance that income tax laws and administrative policies with respect to the income tax consequences generally applicable to our subsidiaries or to us will not be changed in a manner which adversely affects our shareholders.  Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and ability to achieve profitability, which could have a material adverse effect on our business, financial condition and results of operation.

Risks Related to Clinical Development and Regulatory Approval

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

Our anticipated commercialization of IV meloxicam has been delayed by the CRL and we have incurred additional costs, including increased legal and consulting fees, and devoted additional resources to address the FDA’s concerns raised in the CRL. Our receipt of the CRL and delay in the commercialization of IV meloxicam has adversely affected our business and caused our stock price to decline. While we believe that our amended NDA addresses the concerns raised by the FDA in the CRL, the FDA may not approve the amended NDA, may require additional information, may require the completion of additional clinical trials, preclinical studies and/or CMC work or may raise additional issues with regard to regulatory approval of IV meloxicam. Any of these items could further delay or prevent the approval of or limit the product labeling claims for IV meloxicam.

In addition, either the substance of the items identified by the FDA in the CRL, or the CRL itself, could have an adverse impact on future efforts to obtain marketing authorization for IV meloxicam from the EMA and other foreign regulatory authorities, or on our future efforts to commercialize IV meloxicam and gain acceptance of IV meloxicam from third-party payors.

Should we fail to obtain regulatory approval of IV meloxicam, we may be forced to rely on our other product candidates, which are at an earlier development stage and will require significant additional time and resources to obtain regulatory approval and proceed with commercialization, which could have a material adverse effect on our business, financial condition and results of operations.

Regulatory approval of IV meloxicam may be delayed by the U.S. government shutdown.

Beginning on December 22, 2018, a shutdown of the U.S. federal government went into effect, which resulted in many government agencies, including the FDA, drastically reducing or ceasing operations.  While the FDA was not accepting new regulatory approval applications during the shutdown, it was continuing to review NDAs that were submitted prior to the shutdown using funds from the user fees paid by applicants in connection with NDA submissions. The commissioner of the FDA had indicated in public statements, however, that user fees would only fund review of drug product NDAs until mid-February. On January 25, 2019, President Trump signed a bill to provide funding to temporarily re-open the U.S. government for three weeks, and on February 15, 2019 President Trump signed a bill ending the government shutdown.  It is uncertain what impact the government shutdown may have of the FDA’s timing of review of pending NDAs, despite the re-opening of the government.

This government shutdown, and any other subsequent full or partial government shutdowns, may impact the FDA’s ability to reach a timely decision on our resubmitted NDA for IV meloxicam by the PDUFA date of March 24, 2019.  If approval of the NDA is significantly delayed, our anticipated commercial launch of IV meloxicam could be materially impacted, which could adversely affect our business and cause our stock price to decline.

We are substantially dependent on the success of our lead product candidate IV meloxicam, which is in a later stage of development than our other product candidates.  To the extent regulatory approval of IV meloxicam is delayed or not granted, our business, financial condition and results of operations may be materially adversely affected, and the price of our common stock may decline.

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

We have resubmitted the NDA for IV meloxicam and the FDA has set a PDUFA date of March 24, 2019. If the FDA requires us to conduct additional clinical trials, preclinical studies or CMC work in connection with our resubmitted NDA, our timeline for commercialization of IV meloxicam will be further delayed and we will incur additional costs.  Further, there can be no assurance that we will complete any additional required clinical and non-clinical studies in a manner that is acceptable to the FDA.  In addition, we are conducting Phase IIIb clinical trials for IV meloxicam in colorectal surgery patients and orthopedic surgery patients, and those clinical trials could fail or produce results that are adverse or inconclusive, which could have a negative impact on regulatory approval.

Any further delay or setback in the development or regulatory approval of IV meloxicam could adversely affect our business and cause our stock price to decline.  We cannot assure you that we will be able to obtain approval for IV meloxicam from the FDA. Should we fail to obtain regulatory approval of IV meloxicam, we may be forced to rely on our other product candidates, which are at an earlier development stage and will require significant additional time and resources to obtain regulatory approval and proceed with commercialization, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to obtain approval for the product labeling requested in our NDA for IV meloxicam, our ability to successfully market IV meloxicam may be adversely affected.

The FDA raised certain concerns in the CRL that could ultimately lead the FDA to conclude that information in our NDA is not sufficient to support a product label with claims covering management of moderate to severe pain or 24-hour dosing intervals. We have made changes to our dosage and administration section of the product label to address the FDA’s concerns regarding onset and duration of analgesic effect and these changes were included in our September 2018 resubmission of our NDA. If the approval of IV meloxicam is for a more limited indication or different dosing interval, our ability to market to our full target market may be reduced.  We could need to significantly revise our launch and commercialization strategy, which could delay commercial launch of IV meloxicam, if approved, and could significantly limit our ability to realize the full market potential of IV meloxicam.  The approved labeling could decrease the target market to a point where we would be unable to achieve profitability from IV meloxicam, in which case we may be forced to limit or discontinue the commercialization of IV meloxicam, or seek a collaboration partner for the commercialization of IV meloxicam, all of which would have an adverse impact on our business.

In addition, the labeling approved by the FDA could also significantly limit the approved indications for use, require that precautions, contraindications or warnings be included on the product labeling, including black box warnings, require expensive and time-consuming post-approval clinical trials, REMS or surveillance as conditions of approval, or, through product labeling limit the claims that we may make, any of which may also impede the successful commercialization of IV meloxicam, which would have an adverse impact on our business.

Our development of IV meloxicam depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of approved products containing meloxicam based on data not developed by us, but upon which the FDA may rely in reviewing our NDA.

Section 505(b)(2) of the FDCA permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.  The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an already-approved reference product.  The FDA may also require companies to perform additional clinical trials or measurements to support any deviation from the reference product.  The FDA may then approve the new product candidate for all or some of the label indications for which the reference product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.  The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the reference product’s label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions.  Our NDA for IV meloxicam was submitted under Section 505(b)(2) and as such the NDA relies, in part, on the FDA’s previous findings of safety and efficacy from investigations for approved products containing meloxicam and published scientific literature for which we have not received a right of reference.  Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval for IV meloxicam, the FDA may require us to perform additional clinical trials or measurements to support approval.  In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), if the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving our NDA for IV meloxicam or any other Section 505(b)(2) NDAs that we submit.  Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of IV meloxicam, which could have a material adverse effect on our business, financial condition and results of operations.

IV meloxicam and our other product candidates may cause adverse events or other safety concerns or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

AEs caused by IV meloxicam and our other product candidates could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval.  Clinical studies conducted with IV meloxicam and our other product candidates have generated some AEs, and in some cases SAEs, as those terms are defined by the FDA in its regulations, and AEs or SAEs could be generated during our on-going Phase IIIb clinical trials for IV meloxicam.  Our ability to obtain regulatory approval for IV meloxicam and our other product candidates may be adversely impacted by these AEs, SAEs or other safety concerns.  Further, if our products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including:

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

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates, which could have a material adverse effect on our business, financial condition and results of operations.

IV meloxicam or any of our other product candidates, if approved, may require REMS, which may significantly increase our costs.

IV meloxicam or any of our other product candidates, if approved, may require REMS.  The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals and restrictions on distribution and use.  We cannot predict the specific scope or magnitude of REMS that may be required as part of the FDA’s approval of IV meloxicam or our other product candidates.  Depending on the extent of the REMS requirements, our costs to commercialize IV meloxicam or our other product candidates may increase significantly and distribution restrictions could limit sales, which could have a material adverse effect on our business, financial condition and results of operations.  Similar obstacles may arise in countries outside of the United States.

We will need to obtain approval for any proposed names for IV meloxicam, and any delay associated with doing so could delay commercialization of IV meloxicam, and adversely impact our business.

The proprietary name we propose to use with IV meloxicam in the United States must be reviewed and accepted by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark.  The FDA reviews any proposed product name, including an evaluation of the potential for confusion with other product names.  The FDA may also object to a product name if it believes the name inappropriately implies medical claims or contributes to an overstatement of efficacy.  Although the FDA has conditionally accepted our proposed proprietary product name for IV meloxicam, it may still object to the proposed proprietary product name at the time of any NDA approval, which would require us to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable laws, not infringe the existing rights of third parties and be acceptable to the FDA, all of which could delay commercialization of IV meloxicam, and adversely impact our business.

Even if we obtain regulatory approval for our product candidates, we will still face extensive regulatory requirements and our products may face future regulatory difficulties.

Even if we obtain regulatory approval in the United States or other countries, the FDA and state regulatory authorities and the equivalent regulatory authorities in other countries may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-marketing surveillance.  Any approved products will also be subject to ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-marketing information.  The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA.  The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process.  Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.  The applicable regulations in countries outside the United States grant similar powers to the competent authorities and impose similar obligations on companies.

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

If any of the above were to occur, our ability to successfully commercialize any approved product candidates and achieve profitability could be negatively impacted, which could have a material adverse effect on our business, financial condition and results of operations.

Even if we obtain FDA approval for IV meloxicam or our other product candidates in the United States, we may never obtain approval for or commercialize our products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding quality, safety and efficacy.  Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country.  Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods.  Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non- clinical studies or clinical trials, which could be costly and time-consuming.  Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries.  While our management has experience in obtaining foreign regulatory approvals, we do not have any product candidates approved for sale in any jurisdiction, including international markets, and we, as a company, do not have experience in obtaining regulatory approval in international markets.  If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced, and our ability to realize the full market potential of our products will be adversely affected.

For example, in the European Union, similar to the United States regulation scheme, both marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and the competent authorities of the individual European Union member states both before and after grant of the manufacturing and Marketing Authorizations.  This includes control of compliance with cGMP rules, which govern quality control of the manufacturing process and require documentation policies and procedures.  We and our third-party manufacturers are required to ensure that all of our processes, methods, and equipment are compliant with cGMP.  Failure by us or by any of our third-party partners, including suppliers, manufacturers, and distributors to comply with European Union laws and the related national laws of individual European Union member states governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products, both before and after grant of marketing authorization, and marketing of such products following grant of authorization may result in administrative, civil, or criminal penalties.  These penalties could include delays in or refusal to authorize the conduct of clinical trials or to grant Marketing Authorization, product withdrawals and recalls, product seizures, suspension, or variation of the marketing authorization, total or partial suspension of production, distribution, manufacturing, or clinical trials, operating restrictions, injunctions, suspension of licenses, fines, and criminal penalties, which could have a material adverse effect on our business, financial condition and results of operations.

The regulatory approval processes of the FDA are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities.  In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during a product candidate’s clinical development and may vary among jurisdictions.  We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

For example, we have received a CRL from the FDA with regard to our NDA for IV meloxicam and have resubmitted our NDA.  We cannot be certain that any of our product candidates will receive regulatory approval. If we do not receive regulatory approval or any of our product candidates, we may not be able to continue our operations.  Even if we successfully obtain regulatory approval to market one of our product candidates, our revenue will be dependent, to a significant extent, upon the size of the markets in the territories for which we gain regulatory approval.  If the markets for patients or indications that we are targeting are not as significant as we estimate, we may not generate significant revenue from sales of such products, if approved, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may experience delays in clinical trials of our product candidates or the time required to complete clinical trials for our product candidates may be longer than anticipated.  Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of patients, or be completed on schedule, if at all.  Our clinical trials can be delayed for a variety of reasons, including, but not limited to:

•	inability to raise funding necessary to initiate or continue a trial;
•	delays in obtaining regulatory approval to commence a trial;
•	delays in reaching an agreement with the FDA or the equivalent regulatory authorities in other countries on final trial design or the scope of the development program;
•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or the equivalent regulatory authorities in other countries;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	delays in obtaining required IRB approval at each site;
•	delays in recruiting suitable patients to participate in a trial;
•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;
•	clinical sites dropping out of a trial to the detriment of enrollment;
•	time required to add new clinical sites; or
•	delays by our contract manufacturers to produce and deliver a sufficient supply of clinical trial materials.

For example, the FDA had imposed a clinical hold on two of our early-stage product candidates, RP1000 and the reversal agent. While the clinical hold on RP1000 has been lifted, the reversal agent remains under clinical hold and we will be unable to proceed with clinical development on that product candidates until the clinical hold is resolved. If we are unable to resolve these issues with the FDA, or if clinical trials for any of our other product candidates are delayed for any of the above reasons or other reasons, our development costs may increase, our approval process could be delayed and our ability to commercialize our product candidates could be materially harmed, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our anticipated commercial launch of IV meloxicam has been significantly delayed, which has changed our commercialization strategy and could adversely impact our ability to successfully commercialize IV meloxicam.

Due to receipt of the CRL from the FDA regarding IV meloxicam, our anticipated commercial launch of IV meloxicam has been delayed from summer of 2018 to 2019, if approved. Our initial commercial launch plans have changed. We now intend to launch with a sales team of approximately 80 to 100 sales representatives. This will require us to hire more sales force members, which will increase our costs. In addition, we may face challenges when recruiting a sufficient number of sales representatives. If we are unable to hire the planned sales team for the commercial launch of IV meloxicam, our commercialization of IV meloxicam may be adversely impacted, which could have a material adverse effect on our business, financial condition and results of operations.

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

Even if we receive regulatory approval from the FDA for the labeling that we request, our ability to successfully commercialize IV meloxicam will depend on many factors, including but not limited to:

•	our ability to create sufficient capital (through debt, equity or both) to support the product launch;
•	any negative perception of IV meloxicam as a result of receipt of the CRL from the FDA, even if ultimately resolved;
•	the results of our ongoing Phase IIIb clinical trials for IV meloxicam;
•

our ability to consistently manufacture commercial quantities of IV meloxicam at a reasonable cost and with sufficient speed to meet commercial demand, which may be higher or lower than expected demand on which our manufacturing forecasts have been based;

•	our ability to build a sales and marketing organization to market IV meloxicam;
•	our success in educating physicians, patients and caregivers about the benefits, administration and use of injectable meloxicam;
•	our share of promotional “voice” during launch versus other existing or new products in our market segment;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of competing products;
•	our ability to successfully defend any challenges to our intellectual property relating to IV meloxicam;
•	our ability to set an acceptable price for IV meloxicam and to obtain adequate coverage and adequate reimbursement for IV meloxicam;
•	our ability to contract with pharmaceutical wholesalers and specialty distributors on acceptable term;
•	the effectiveness of our marketing campaigns;
•	our effective use of promotional resources;
•	our success in obtaining formulary approvals; and
•	a continued acceptable profile for IV meloxicam.

Many of these matters are beyond our control and are subject to other risks described elsewhere in this “Risk Factors” section.  Accordingly, we cannot assure that we will be able to successfully commercialize or generate revenue from IV meloxicam, even if we receive regulatory approval for the labeling that we have requested.  If we cannot do so or are significantly delayed in doing so, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

If we fail to supply IV meloxicam in sufficient quantities and at acceptable quality levels, we may face delays in the commercialization of IV meloxicam, if approved, or be unable to meet market demand, and may lose potential revenues.

Our ability to supply sufficient quantities of IV meloxicam is substantially dependent on the performance of third-party manufacturers. We do not own facilities with capabilities for clinical-scale or commercial manufacturing of injectable meloxicam and we rely, and expect to continue to rely, on third-party suppliers and contract manufacturers to manufacture injectable meloxicam.  Alkermes is currently our sole supplier of bulk injectable meloxicam formulation and is the only established supplier of bulk injectable meloxicam formulation. We have committed to purchase our current requirements of injectable meloxicam formulation from Alkermes, and we have commissioned dedicated space in Alkermes’ manufacturing facility for the production of bulk injectable meloxicam. Patheon provides sterile fill and finish services for injectable meloxicam.

Although our supply agreement and manufacturing agreements for injectable meloxicam allow us to qualify and purchase from an alternative supplier or manufacturer in certain circumstances, it would be time-consuming and expensive for us to do so, and there can be no assurance that an alternative supplier could be found on terms that are acceptable to us or at all.  The number of potential manufacturers that have the necessary equipment, expertise and governmental licenses to produce IV meloxicam is limited.  If we encounter any issues with our contract manufacturers or choose to engage a new supplier or contract manufacturer for IV meloxicam, we would need to qualify and obtain FDA approval for another contract manufacturer or supplier as an alternative source, which could be costly and cause significant delays.

Our reliance on a limited number of vendors to manufacture IV meloxicam exposes us to risks, any of which could delay commercialization of our products, result in higher costs, or deprive us of potential revenues. Our contract manufacturers may encounter difficulties in achieving the volume of production needed to satisfy our demand for commercial launch and ongoing commercial demand (even after accounting for the increased capacity to be provided by the dedicated space at the Alkermes facility), may experience technical issues that impact quality or compliance with applicable and strictly enforced regulations governing the manufacture of pharmaceutical products, may be affected by natural disasters that interrupt or prevent manufacturing of our products, may experience shortages of qualified personnel to adequately staff production operations, may experience shortages of raw materials and may have difficulties finding replacement parts or equipment. In addition, our contract manufacturers could default on their agreement with us to meet our requirements for commercial supplies of IV meloxicam and/or Alkermes could fail to deliver the dedicated space according to the currently agreed timeline.

We and our contract manufacturers must comply with federal, state and foreign regulations, including FDA’s regulations governing current cGMP, enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory authorities at any time may implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Our contract manufacturers are subject to ongoing periodic unannounced inspection by the FDA to ensure compliance with these regulations. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, imposition of a consent decree, or withdrawal of product approval, and would limit the availability of IV meloxicam. Any manufacturing defect or error discovered after IV meloxicam has been produced and distributed also could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

While we have scaled up our commercial manufacturing of IV meloxicam in anticipation of a potential commercial launch, due to the delay in our anticipated commercial launch of IV meloxicam as a result of the CRL, we have launch stock of IV meloxicam that, depending on the approved expiration date, could be unable to be sold or could be sold but returned by our wholesalers if expired prior to final sale. A significant amount of expired product or returned product could impact the success of our commercial launch of IV meloxicam, if approved.

If, as a result of any of these issues, we are unable to supply the required commercial quantities of IV meloxicam to support commercial launch and meet market demand for IV meloxicam, if approved, on a timely basis or at all, we may suffer damage to our reputation and commercial prospects and we will lose potential revenues.

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
•

the indications for which each of our product candidates are approved, including any dosing instructions and potential additional restrictions placed on each product candidate in connection with its approval;

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

In addition, market acceptance of IV meloxicam could be negatively impacted by any negative perception physicians may have of IV meloxicam following announcement of the CRL received from the FDA for IV meloxicam, even if subsequently resolved. If IV meloxicam or any of our other product candidates are approved but do not achieve an adequate level of acceptance by physicians, patients and healthcare payers, we may not generate sufficient revenue and we may not become or remain profitable.

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

Our ability to commercialize IV meloxicam or our other product candidates successfully will depend in part on the extent to which coverage and adequate reimbursement for such products, once approved, will be available in a timely manner from third-party payers, including governmental healthcare programs such as Medicare and Medicaid, commercial health insurers and managed care organizations and other pricing limitations such as mandatory rebates or discounts.  Reimbursement and pricing limitations may hinder our ability to recoup our investment in IV meloxicam and our other product candidates, even if approved.

  Government authorities and other third-party payers, such as private health insurers and health maintenance organizations, determine which medications they will cover and establish reimbursement levels.  Reimbursement decisions by particular third-party payers depend upon a number of factors, including each third-party payer’s determination that use of a product is:

•	a covered benefit under its health plan;
•	appropriate and medically necessary for the specific condition or disease;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining coverage and reimbursement approval for IV meloxicam or our other product candidates from government authorities or other third-party payers may be a time consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data, including expensive pharmacoeconomic studies beyond the data required to obtain marketing approval, for the use of IV meloxicam or our other product candidates to each government authority or other third-party payer.  For example, if our ongoing Phase IIIb clinical trials for IV meloxicam in colorectal surgery patients and orthopedic surgery patients do not show improved outcomes relative to the current standard of care, obtaining payer coverage could be more difficult.  We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. In addition, acceptance by third-party payers could be negatively impacted by any negative perception third-party payers may have of IV meloxicam following announcement of the CRL received from the FDA for IV meloxicam, despite subsequent FDA approval.

Third-party payers may deny reimbursement for covered products if they determine that a medical product was used for an unapproved indication. Third-party payers may also limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication.  Failure to obtain timely hospital formulary approval will limit our commercial success, and obtaining such approval can be an expensive and time-consuming process. We cannot be certain if and when we will obtain the formulary approvals to allow us to sell our products into our target markets, nor, if formulary approval is obtained, at what price our products will be accepted for sale and reimbursement.

Increasingly, third-party payers are also requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. These third-party payers could also impose price controls restricting the prices at which the products will be reimbursed and other conditions that must be met by patients prior to providing coverage for the use of IV meloxicam or our other product candidates.

Third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services, which can impact the demand for, or the price of, such products and services.  The process for determining whether a payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the product once coverage is approved.  Levels of reimbursement may also decrease in the future, due to the availability of numerous generic pain medications available at lower costs or future legislation, regulation or reimbursement policies of third-party payers which may adversely affect the demand for and reimbursement available for IV meloxicam or our other product candidates, which in turn, could negatively impact pricing.  If patients are not adequately reimbursed for IV meloxicam or our other product candidates, they may reduce or discontinue purchases of it.

Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payers and by any future relaxation of laws that presently restrict imports of drugs from policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payers for IV meloxicam and our other product candidates, if approved, could result in a significant shortfall in achieving revenue expectations, prevent us from achieving profitability and negatively impact our business, prospects and financial condition

Legislative or regulatory programs that may influence prices of prescription drugs could have a material adverse effect on our ability to successfully commercialize IV meloxicam and our other product candidates.

Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for IV meloxicam or our other product candidates, if approved. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we receive for IV meloxicam or our other product candidates, if approved, and could have a material adverse effect on our business, results of operations and financial condition.

Further, the pharmaceutical industry has in recent years been the subject of significant publicity regarding the pricing of pharmaceutical products, including publicity and pressure resulting from prices charged by pharmaceutical companies for new products as well as price increases by pharmaceutical companies on older products that the public has deemed excessive. Any downward pricing pressure on the price of IV meloxicam or our other product candidates, if approved, arising from social or political pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, results of operations and financial condition.  As a result, pharmaceutical product prices have been the focus of increased scrutiny by the government, including certain state attorneys general, members of congress and the United States Department of Justice. Decreases in health care reimbursements or prices of IV meloxicam or our other product candidates, if approved, could limit our ability to sell our IV meloxicam or our other product candidates, if approved, or decrease our revenues, which could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell IV meloxicam or our other product candidates, we may be unable to generate any revenue for IV meloxicam or our other product candidates.

In anticipation of the approval and commercialization of IV meloxicam, we have begun to build out our sales, marketing and distribution capabilities, and will need to continue to do so.  Our sales force expansion was negatively impacted by our receipt of a CRL with respect to IV meloxicam and the delay in potential commercialization of IV meloxicam to 2019.  We were forced to withdraw many of the offers of employment we had made to sale force representatives in anticipation of a 2018 commercial launch.  We will need to hire additional sales personnel, and, due to the CRL and other market dynamics, this recruitment and hiring may be more difficult.

In addition, we may discover that the cost of continuing to establish, expand and maintain such sales force may exceed the cost-effectiveness of doing so. In order to market IV meloxicam, if approved, we must continue to build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services.  We intend to enter into strategic partnerships with third parties to commercialize our product candidates outside of the United States.  We will also consider the option to enter into strategic partnerships for certain product candidates in the United States.

To date, we have not entered into any strategic partnerships for any of our product candidates.  We face significant competition in seeking appropriate strategic partners, and these strategic partnerships can be intricate and time-consuming to negotiate and document.  We may not be able to negotiate strategic partnerships on acceptable terms, or at all.  We are unable to predict when, if ever, we will enter into any strategic partnerships because of the numerous risks and uncertainties associated with establishing strategic partnerships.

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

If we are unable to negotiate a strategic partnership or obtain additional financial resources for our other product candidates, we may be forced to curtail the development of them, delay potential commercialization, reduce the scope of our sales or marketing activities or undertake development or commercialization activities at our own expense.  In addition, without a partnership, we will bear all the risk related to the development of these other product candidates.  If we elect to increase our expenditures to fund development or commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all.  If we do not have sufficient funds, we will not be able to bring our other product candidates to market or generate product revenue from them, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to intense competition and, if we are unable to compete effectively, IV meloxicam or any of our other product candidates may not reach their commercial potential.

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

In the post-operative pain relief setting, we believe patients are prescribed injectable acetaminophen, NSAIDs, sodium channel blockers and opioids, depending on the severity of pain.  Specifically, acetaminophen, NSAIDs and sodium channel blockers, we believe, are prescribed for mild to moderate pain relief, whereas we believe opioids are prescribed for moderate to severe pain relief.  While we will compete with all of these compounds in the post-operative pain setting, we believe IV meloxicam will be prescribed for moderate to severe pain, competing with opioids and other non-opioid pain treatments.  There are a number of pharmaceutical companies that currently market and/or manufacture therapeutics in the pain relief area, including Johnson & Johnson, Purdue Pharma, L.P., Mallinckrodt plc, Teva Pharmaceutical Industries, Inc. and Pacira Pharmaceuticals, Inc. and AcelRx Pharmaceuticals, Inc.  Purdue is the primary competitor in the manufacture of opioid therapeutics.  Mallinckrodt commercializes an injectable formulation of acetaminophen.  Pacira commercializes an intraoperative formulation of bupivacaine, a sodium channel blocker.  Additionally, companies such as Adynxx, Inc., Durect Corporation, Heron Therapeutics, Inc., Innocoll Holdings plc, Sandoz AG, Trevena, Inc. and Cara Therapeutics, Inc. are currently developing post-operative pain therapeutics that could compete with us in the future.

More established companies may have a competitive advantage over us due to their greater size, cash flows and institutional experience.  Compared to us, many of our competitors may have significantly greater financial, technical and human resources.  As a result of these factors, our competitors may have an advantage in marketing their approved products and may obtain regulatory approval of their product candidates before we are able to do so, which may limit our ability to develop or commercialize our product candidates.  Our competitors may also develop drugs that are safer, more effective, more widely used and less expensive than ours, and our competitors may also be more successful than we are in manufacturing and marketing their products.  These advantages could materially impact our ability to develop and commercialize IV meloxicam and our other product candidates successfully.

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

If our product candidates are approved for commercialization, we may enter into agreements with third parties to market IV meloxicam or other product candidates outside the United States.  We expect that we will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;
•	lower pricing of products in our market segment or in general; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

Our current and future operations with respect to the commercialization of IV meloxicam and our other product candidates are subject to various U.S. federal and state healthcare laws and regulations.  These laws impact, among other things, our proposed sales, marketing, support and education programs and constrain our business and financial arrangements and relationships with third-party payers, healthcare professionals and others who may prescribe, recommend, purchase or provide IV meloxicam or our other product candidates, and other parties through which we market, sell and distribute IV meloxicam or our other product candidates.  Finally, our current and future operations are subject to additional healthcare-related statutory and regulatory requirements and enforcement by foreign regulatory authorities in jurisdictions in which we conduct our business.  The laws are described in greater detail in the section below under “Business Government Regulation — Other Healthcare Laws and Compliance Requirements,” and include, but are not limited to:

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

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increases the possibility that a healthcare or pharmaceutical company may fail to comply fully with one or more of these requirements.  Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs.  It is possible that governmental authorities will conclude that our business practices do not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance.  In addition, the complex framework of laws and regulations at the federal and state law are subject to change, which could lead to non-compliance or additional costs in updating our compliance mechanism to reflect these changes.  For example, several states have enacted laws or regulations affecting or restricting payments that pharmaceutical manufacturers or distributors can make to physicians and other drug prescribers.  If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, additional oversight and reporting requirements if we become subject to a corporate integrity agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations.  If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to the same criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.  Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.

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

If we are able to successfully commercialize IV meloxicam or our other product candidates and if we participate in but fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program, or other governmental pricing programs, we could be subject to additional pricing pressures and controls, reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we participate in the Medicaid Drug Rebate Program, and other governmental pricing programs, we will be obligated to pay certain specified rebates and report pricing information with respect to IV meloxicam or our other product candidates.  Pricing and rebate calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts.  We cannot assure you that our submissions will not be found by the CMS to be incomplete or incorrect.  Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.  The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current AMP and best price for the quarter.  If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed twelve quarters from the quarter in which the data originally were due, and CMS may request or require restatements for earlier periods as well.  Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate Program.  Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction.  Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net providers, under the 340B program, and other similar government pricing programs.  These programs are described in greater detail in the section below under “Business — Government Regulation — Third-Party Payer Coverage and Reimbursement.”

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

Federal law requires that a company must participate in the FSS pricing program to be eligible to have its products paid for with federal funds.  As part of this program, we would be obligated to make IV meloxicam or our other product candidates available for procurement on an FSS contract, under which we must comply with standard government terms and conditions and charge a price that is no higher than the statutory Federal Ceiling Price to four federal agencies (VA, DOD, Public Health Service, and U.S.  Coast Guard).  The Federal Ceiling Price is based on the Non-Federal Average Manufacturer Price, which we calculate and report to the VA on a quarterly and annual basis.  If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated Federal Ceiling Price or otherwise, we are required to refund the difference to the government.  Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the U.S. civil False Claims Act and other laws and regulations.  Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

There have been significant ongoing efforts to modify or eliminate the Affordable Care Act.  For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate.  Further legislative changes to and regulatory changes under the Affordable Care Act remain possible.  It is unknown what form any such changes or any law proposed to replace the Affordable Care Act would take, and how or whether it may affect our business in the future.

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

Our business, financial condition, and results of operations are subject to risks arising from the international scope of our manufacturing and supply relationships.

Some of the contract manufacturers of product candidates manufacture and source raw materials outside the United States and we may, in the future, use manufacturers outside the United States for our other product candidates.  As such, we are subject to risks associated with such international manufacturing relationships, including:

•	unexpected changes in regulatory requirements;
•	problems related to markets with different cultural biases or political systems;
•	possible difficulties in enforcing agreements in multiple jurisdictions;
•	longer payment cycles and shipping lead-times;
•

increased risk relating to the transport of products internationally, including damage to our product, shipment delays relating to the import or export of our products or the delivery of our products by means of additional third-party vendors;

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

Risks Related to Our Reliance on Third Parties

Relying on third-parties to manufacture our product candidates exposes us to risks that may delay testing, development, regulatory approval, commercialization and overall manufacturing of our product candidates.

We currently lack the internal resources to manufacture injectable meloxicam and our other product candidates and we rely on third-party suppliers and contract manufacturers to manufacture injectable meloxicam.  For example, Alkermes is currently our sole supplier of bulk injectable meloxicam formulation and is the only established supplier of bulk injectable meloxicam formulation. We have committed to purchase our current requirements of injectable meloxicam formulation from Alkermes, and we have commissioned dedicated space in Alkermes’ manufacturing facility for the production of bulk injectable meloxicam. Patheon provides sterile fill and finish services, and we have committed to purchase a certain percentage of our annual requirements of sterile fill and finish services from Patheon.  Our agreement with Patheon also obligates us to a minimum annual order quantity, which, if higher than the commercial demand for IV meloxicam, if approved, could expose us to increased costs.  Although our supply agreement and manufacturing agreements for injectable meloxicam and our other product candidates allow us to qualify and purchase from an alternative supplier or manufacturer in certain circumstances, it would be time-consuming and expensive for us to do so, and there can be no assurance that an alternative supplier could be found.  The number of potential manufacturers that have the necessary equipment, expertise and governmental licenses to produce our product candidates is limited.  If we encounter any issues with our contract manufacturers or choose to engage a new supplier or contract manufacturer for any of our product candidates, we would need to qualify and obtain FDA approval for another contract manufacturer or supplier as an alternative source for these products and services, which could be costly and cause significant delays.

Our reliance on a limited number of third-party manufacturers also exposes us to the following risks:

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

•

product manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards.  We do not have control over third-party manufacturers’ compliance with these regulations and standards and our manufacturers may be found to be in noncompliance with certain regulations, which may impact our ability to manufacture our drug product candidates and may impact the regulatory status of our product candidates; and

•	if any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

Each of these risks could delay our preclinical studies and clinical trials, the submission of regulatory applications or the approval, if any, of our product candidates by the FDA, or the commercialization of our product candidates or could result in higher costs or deprive us of potential product revenues.  If we do not successfully navigate each of these risks in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially harm our business.

If third-party service providers, including carriers, logistics providers and distributors, fail to devote sufficient time and resources to IV meloxicam or their performance is substandard, our product launch may be delayed and our costs may be higher than expected.

Our reliance on third-party service providers, including carriers, logistics providers and distributors, exposes us to risks which could delay or impair the commercialization of IV meloxicam or our other product candidates, result in higher costs, or deprive us of potential product revenues.  Our carriers may experience technical issues relating to the timing and shipment of our products, may encounter issues in connection with transporting our products internationally, or may become subject to other transit difficulties that could cause loss or damage to our products, some of which may not be adequately covered under our insurance policies.  Our third-party logistic providers may experience difficulty in providing key services relating to customer service, warehousing, inventory management, distribution services, contract management, chargeback processing, accounts receivable management, cash application and financial management.  Our distributors could become unable to sell and deliver IV meloxicam or our other product candidates for regulatory, compliance and other reasons.  Our carriers, logistics providers, distributors and other third-party service providers may not perform as agreed or may not remain in business for the time required to successfully ship, store, deliver, sell and distribute our products and we may incur additional cost.  Any of our vendors could also default on or terminate their agreements with us, which could delay or impair the commercialization of IV meloxicam or our other product candidates, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Issues with product quality could have a material adverse effect upon our business, subject us to regulatory actions and cause a loss of customer confidence in us or our products.

Our success depends upon the quality of our products.  Quality management plays an essential role in meeting customer requirements, preventing defects, improving our product candidates and services and assuring the safety and efficacy of our product candidates.  Our future success depends on our ability to maintain and continuously improve our quality management program.  A quality or safety issue may result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.  An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our future products, which may result in difficulty in successfully launching product candidates and the loss of sales, which could have a material adverse effect on our business, financial condition, and results of operations.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.

As we scale up manufacturing of IV meloxicam or our other product candidates and conduct required stability testing, issues may arise involving product-packaging and third-party equipment malfunctions.  These issues may require refinement or resolution in order to proceed with commercial marketing of IV meloxicam or our other product candidates.  In addition, quality issues may arise during scale-up and validation of commercial manufacturing processes.  Any issues in our product or delivery devices could result in increased scrutiny by regulatory authorities, delays in our regulatory approval process, increases in our operating expenses, or failure to obtain or maintain approval for our products, which could have a material adverse effect on our business, financial condition, and results of operations.

We use third parties to assist with conducting, supervising and monitoring portions of our nonclinical and clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.

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

We and our contractors are required to comply with GLPs and cGCPs, which are regulations and guidelines enforced by the FDA and equivalent regulatory authorities in other countries for all of our product candidates in development.  The FDA and the equivalent regulatory authorities in other countries enforce these GLPs and cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites.  If we or our contractors fail to comply with applicable GLPs and cGCPs, the data generated in our nonclinical studies and clinical trials may be deemed unreliable and the FDA may require us to perform additional studies or clinical trials before approving our marketing applications.  In addition, our clinical trials for our product candidates will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of each product candidate.  Accordingly, if our contractors fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat the clinical trials, which would delay the regulatory approval process.

These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities that could harm our competitive position.  While we take steps to protect our intellectual property, we face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by our contractors, which may allow our potential competitors to access our proprietary technology.  If our contractors do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines for items within their purview, or if the quality or accuracy of the clinical data they oversee is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize IV meloxicam or our other product candidates.  As a result, our financial results and the commercial prospects for IV meloxicam and any future product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Our CDMO Segment

Revenues from our development, formulation and manufacturing business are dependent on a small number of commercial partners, and the loss of any one of these partners, or a decline in their orders, may adversely affect our business.

Our CDMO segment is dependent on our relationships with a small number of commercial partners, with our four largest customers (Novartis AG, Teva Pharmaceutical Industries, Inc., Pernix and Lannett Company, Inc.) having generated 99% of our revenues for the year ended December 31, 2018, of which Teva Pharmaceutical Industries, Inc. generated 48% of our revenue under one customer agreement and Novartis Pharma AG generated 38%  of our revenue combined under two separate customer agreements (combined into one agreement effective January 1, 2019). The Teva contact renews on an annual basis. Other contracts range from three to five years.  If any one or more of these commercial partners fails to renew their contract, faces increasing or new competition in their market, adjusts pricing, significantly reduces their purchasing volume or experiences financial difficulties such as bankruptcy, our revenues could be adversely affected.  We are actively seeking to develop new customer relationships; but there can be no guarantee that we will be able to expand our customer base.

Our royalty, profit sharing and manufacturing revenues from this business also depend on the ability of our commercial partners to effectively market and sell their products to their customers.  A commercial partner may choose to devote its efforts to its other products or reduce or fail to devote the necessary resources to provide effective sales and marketing support for the products we manufacture and supply.  Our commercial partners face competition from other pharmaceutical companies for sales of products to end users.  Competition from sellers of generic drugs is a major challenge for our commercial partners, and the loss or expiration of intellectual property rights for the products we manufacture can have a significant adverse effect on their sales volume.  This and any other significant reduction, delay or cancellation of orders from our commercial partners could adversely affect our revenues.

In addition, the financial covenants in our credit agreement with Athyrium include minimum revenue targets for our CDMO segment, and any significant reduction, delay or cancellation of orders from our commercial partners may cause us to fail to meet such targets, which may result in an event of default under the credit agreement with Athyrium and could have a material adverse effect on our business, financial condition and results of operation.

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

Our manufacturing facilities also require specialized personnel and are expensive to operate and maintain.  Any suspension of the sale of products of our commercial partners to be manufactured in our facilities may cause operating losses as we continue to operate the facilities and retain specialized personnel.  In addition, any interruption in manufacturing could result in delays in meeting our contractual obligations and could damage our relationships with our commercial partners, including the loss of manufacturing and supply rights, which could have a material adverse effect on our business, financial condition, and results of operations.

Our CDMO segment is highly-leveraged.

As of December 31, 2018, we had an outstanding balance under our credit agreement with Athyrium of $70 million, which is secured primarily by the assets of our CDMO segment.  Our credit agreement with Athyrium contains certain financial and other covenants, including a minimum liquidity requirement and a trailing four-quarter revenue requirement and maximum leverage ratios.  In addition, it includes limitations on, among other things, additional indebtedness, acquisitions and certain investments.  The credit agreement provides for certain mandatory prepayment events, including with respect to the proceeds of asset sales, extraordinary receipts, debt issuances and other specified events, based on the terms of the credit agreement with Athyrium.  Any failure to comply with the terms, covenants and conditions may result in an event of default under such agreement, which could allow Athyrium to foreclose on the assets of the CDMO segment, which could have a material adverse effect on our business, financial condition and results of operation. In addition, any sale of our CDMO segment would require repayment of the Athyrium credit facility, including and prepayment penalties applicable, which could significantly decrease the proceeds of any such sale, which could have a material adverse effect on our financial condition.

Our development and formulation services projects are typically for a shorter term than our manufacturing projects, and any failure by us to maintain an adequate volume of development and formulation services projects, including due to lower than expected success rates of the products for which we provide services, could have a material adverse effect on our business, results of operations and financial condition.

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

If we are unable to continue to obtain new projects from existing and new customers, our development and formulation services business could be adversely affected.  Furthermore, although our development and formulation services business may act as a pipeline for our manufacturing services business, we cannot predict the conversion rate of our development and formulation services projects to commercial manufacturing services projects, or how successful we will be in winning new projects that lead to a viable product.  As such, an increase in the turnover rate of our development and formulation services projects may not benefit our manufacturing services business at a later time.  In addition, the discontinuation of a project as a result of our failure to satisfy a customer’s requirements may also affect our ability to obtain future projects from such customer, as well as from new customers.  Any failure by us to maintain a high volume of development and formulation services projects could have a material adverse effect on our business, results of operations and financial condition.

If we fail to meet the stringent requirements of governmental regulation in the manufacture of pharmaceutical products, we could incur substantial costs and a reduction in revenues.

We are required to maintain compliance with cGMP, and our manufacturing facilities are subject to inspections by the FDA and other global regulators to confirm such compliance.  Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA and acceptance of the change by the FDA prior to release of our manufactured products.  Because we produce multiple products at our manufacturing facilities, there are increased risks associated with cGMP compliance.  On January 24, 2018, following a six-day inspection of our primary manufacturing facility, the FDA issued a Form 483 containing four observations relating to good documentation practices and data integrity.  We have promptly responded to these observations as a part of our ongoing obligations under the FDA’s quality system regulation and have implemented corrective and preventative actions to ensure these type of observations do not occur in the future. While we remain committed to continuous improvement and strengthening our quality system and ensuring that all aspects of the system are in full compliance, we can provide no assurance that we will not encounter future inspections resulting in observations not acceptable by the FDA.

Our inability to demonstrate ongoing cGMP compliance could require us to engage in additional lengthy and expensive remediation efforts, withdraw or recall products and/or interrupt commercial supply of any products.  Any delay, interruption or other issue that arises in the manufacture, fill/finish, packaging, or storage of any drug product as a result of a failure of our facilities to pass any regulatory agency inspection or maintain cGMP compliance could significantly impair our relationships with our commercial partners, which would substantially harm our business, prospects, operating results and financial condition.  Any ongoing or additional findings of non-compliance could also increase our costs and cause us to lose revenue from manufactured products, which could be seriously detrimental to our business, prospects, operating results and financial condition.

Additionally, our manufacturing activities are subject to the Controlled Substances Act and the regulations of the DEA.  Accordingly, we must adhere to a number of requirements with respect to controlled substances, including registration, recordkeeping and reporting requirements; labeling and packaging requirements; security controls, procurement and manufacturing quotas; and certain restrictions on refills.  Failure to maintain compliance with applicable requirements can result in an enforcement action that could have a material adverse effect on our business, financial condition, operating results and cash flows.  The DEA may seek civil penalties, refuse to renew necessary registrations or initiate proceedings to revoke those registrations.  In certain circumstances, violations could result in criminal proceedings.

We manufacture opioid products, which are subject to additional regulation by state and federal law enforcement and other regulatory agencies.

We manufacture opioid products, including Zohydro ER, an extended-release opioid treatment, containing hydrocodone.  The U.S. government and state legislatures have prioritized combatting the growing misuse and addiction to opioids such as hydrocodone and have enacted legislation and regulations as well as other measures intended to fight the opioid epidemic. Addressing prescription drug abuse is a priority for the current U.S. administration and the FDA and is part of a broader initiative led by the Department of Health and Human Services. Overall, there is greater scrutiny of entities involved in the manufacture, sale and distribution of opioids. These initiatives, existing regulations, and any negative publicity related to opioids may have a material impact on our business and our ability to manufacture opioid products.

Opioids are controlled substance regulated by the DEA. The amount of Schedule II substances that can be obtained is limited by the CSA and DEA regulations. For 2019, the DEA has proposed decreased manufacturing quotas for the six most frequently misused opioids, including hydrocodone, by an average of 10% as compared to the 2018 quotas. If limited supply of opioids impacts demand for products of our partners, our revenues may be adversely impacted.  In addition to DEA regulations, the U.S. government and states have enacted other laws that seek to promote improved monitoring of opioids and to increase funding for research and development of non-addictive painkillers. Legislation has also been proposed that would further limit the ability to sell and prescribe opioids. These efforts may result in an additional reduction of demand for opioid products or government action against us if we fail to comply with these laws and could have a material adverse effect on our business.

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

In addition, the success of enhanced or new services will depend on several factors, including but not limited to our ability to:

•	properly anticipate and satisfy customer needs, including increasing demand for lower cost services;
•	enhance, innovate, develop and manufacture new offerings in an economical and timely manner;
•	differentiate our deliverables from competitors’ offerings;
•	meet quality requirements, authorization requirements, and other regulatory requirements of government agencies;
•	obtain valid and enforceable intellectual property rights; and
•	avoid infringing the proprietary rights of third parties.

Even if we were to succeed in creating enhanced or new services, those services may not result in commercially successful offerings or may not produce revenues in excess of the costs of development and capital investment and may be quickly rendered obsolete by changing customer preferences or by technologies or features offered by our competitors.  In addition, innovations may not be accepted quickly in the marketplace due to, among other things, entrenched patterns of clinical practice, the need for regulatory clearance and uncertainty over market access or government or third-party reimbursement. If we are not able to offer new services and effectively compete, our business, financial condition, and results of operations could be negatively impacted.

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

Our manufacturing facilities are located in Gainesville, Georgia, where natural disasters or similar events, like hurricanes, blizzards, tornadoes, fires, floods, earthquakes or explosions or large-scale accidents or power outages, could severely disrupt our operations and have a material adverse effect on our business, prospects, results of operations and financial condition.  If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our Gainesville facilities, damaged critical infrastructures, such as manufacturing resource planning and enterprise quality systems, or otherwise disrupted operations at that location, it may be difficult or, in certain cases, impossible for us to continue our development, formulation and manufacturing business for a substantial period of time, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In connection with our CDMO segment, we are subject to federal, state and local laws, rules, regulations and policies concerning the environment and the health and safety of our employees.  Although we believe that we have complied with the applicable laws, regulations and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future.  Current or future laws and regulations may impair our research, development or production efforts.  Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, our business conducted by our CDMO segment involves the use, generation and disposal of hazardous materials, including chemicals, solvents, agents and biohazardous materials.  As a result, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes.  Although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by those regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.  We currently contract with third parties to dispose of these substances that we generate, and we rely on these third parties to properly dispose of these substances in compliance with applicable laws and regulations.  If these third parties do not properly dispose of these substances in compliance with applicable laws and regulations, we may be subject to legal action by governmental agencies or private parties for improper disposal of these substances.  The costs of defending such actions and the potential liability resulting from such actions are often very large.  In the event we are subject to such legal action or we otherwise fail to comply with applicable laws and regulations governing the use, generation and disposal of hazardous materials and chemicals, we could be held liable for any damages that result, and any such liability could exceed our resources. In addition, although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, including those resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities.   If we become subject to any of the foregoing liabilities, our business, financial condition, and results of operations could be materially adversely impacted.

Risks Related to Our Business Operations and Industry

We are subject to securities class action litigation, which is expensive, can divert management attention, and, if resolved unfavorably, could expose us to significant liabilities.

On May 24, 2018, we announced the receipt from the FDA of a CRL for our NDA for IV meloxicam.  The announcement was followed by a substantial decrease in the trading price of our common stock on the Nasdaq Capital Market.  On May 31, 2018, a securities class action lawsuit was filed against us and certain of our officers and directors for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by us concerning the NDA for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers and directors as defendants.  On February 8, 2019, we filed a motion to dismiss the amended complaint in its entirety. We believe that the lawsuit is without merit and intend to vigorously defend against it. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us. This litigation could result in substantial costs and a diversion of management’s resources and attention.  In addition, any adverse determination could expose us to significant liabilities, which could have a material adverse effect on our business, financial condition, and results of operations.

We may be subject to additional litigation or government investigations for a variety of claims, which could adversely affect our operating results, harm our reputation or otherwise negatively impact our business.

In addition to our ongoing securities class action litigation, we may be subject to other litigation or government investigations. These may include claims, lawsuits, and proceedings involving product liability, labor and employment, wage and hour, commercial and other matters. The outcome of any litigation or government investigation, regardless of its merits, is inherently uncertain. Any lawsuits or government investigations, and the disposition of such lawsuits and government investigations, could be time-consuming and expensive to resolve and divert management attention and resources. Any adverse determination related to litigation or government investigations could adversely affect our operating results, harm our reputation or otherwise negatively impact our business. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter or government investigation could materially affect our future operating results, our cash flows or both.

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

As part of our business strategy, we may pursue acquisitions of assets, including preclinical, clinical or commercial stage products or product candidates, businesses or strategic alliances and collaborations, to expand our existing technologies and operations.  We may not identify or complete these transactions in a timely manner, on a cost‑effective basis, or at all, and we may not realize the anticipated benefits of any such transaction, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.  We may not be able to find suitable acquisition candidates, and if we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business and we may incur additional debt or assume unknown or contingent liabilities in connection therewith.  Integration of an acquired company or assets may also disrupt ongoing operations, require the hiring of additional personnel and the implementation of additional internal systems and infrastructure, especially the acquisition of commercial assets, and require management resources that would otherwise focus on developing our existing business.  On April 10, 2015, we completed the acquisition from Alkermes of certain assets, including the worldwide rights to injectable meloxicam and the development, formulation and manufacturing business that comprised our CDMO segment, which we refer to as the Gainesville Transaction.  While we have successfully integrated the assets that we purchased in the Gainesville Transaction into our infrastructure, we cannot assure that the experience would be the same for future acquisitions.  We may not be able to find suitable strategic alliances or collaborators or identify other investment opportunities, and we may experience losses related to any such investments.

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

The use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims.  In addition, our CDMO segment exposes us to potential toxic tort and other types of product liability claims that are inherent in the manufacture of pharmaceutical products.  Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products.  If we cannot successfully defend against product liability claims, we could incur substantial liability and costs.  In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years.  We expect these rules and regulations to continue to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty.  We also expect that these rules and regulations may make it difficult and expensive for us to continue to maintain director and officer liability insurance, and if we are able to maintain such insurance, we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage available to privately-held companies.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, or the board, or as our executive officers, which could have a material adverse effect on our business.

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

As part of our business, we maintain large amounts of confidential information, including non-public personal information on patients and our employees.  The maintenance of such information is governed by various rules and regulations in the jurisdictions in which we conduct our business, including by the General Data Privacy Regulation, or GDPR, in the European Union. Breaches in security, either internally or at our third-party providers, could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results.  Although we believe we have appropriate information security policies and systems in place in order to prevent unauthorized use or disclosure of confidential information, including non-public personal information, there can be no assurance that such use or disclosure will not occur.

Any such business interruption, theft of confidential information or reputational damage from malware or other cyberattacks, or violation of personal information laws, could have a material adverse effect on our business, financial condition, and results of operations.

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

There can be no assurance that our pending patent applications will result in issued patents.  As of December 31, 2018, we own patents and patent applications for injectable meloxicam that cover compositions, including compositions produced using NanoCrystal® technology, a method of making and method of treating.  These issued patents expire in 2022 in the United States.  We also in-license from Alkermes, on a perpetual royalty-free basis, composition and methods of making patents, one of which we anticipate to be Orange-Book listable, and patent applications (specifically directed to the prevention of flake like substances) which expire in 2030.  As of December 31, 2018, we own or license a total of eight issued U.S. patents and nine U.S. pending patent applications, and 59 issued foreign patents (including European validation countries) and six pending foreign applications related to meloxicam. As of December 31, 2018, we own seven issued U.S. patents relating to Zohydro-ER®, two of which expire on November 1, 2019, and five of which expire on September 12, 2034.  We also own Canadian patent applications that are pending relating to the same technology, which we license to our commercial partner, Paladin Labs Inc., in Canada.  As of December 31, 2018, we are the owner of record of one issued U.S. patent and 25 issued foreign patents, including European validation countries, to Dex. In addition, we have licensed four patent families containing several U.S. and foreign issued patents and pending applications related to neuromuscular blocking agents from Cornell University.  The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or foreign countries.  Even if the patents do successfully issue, third parties may challenge the patents or the inventorship thereof, which can lead to an issued patent being found invalid, unenforceable or can otherwise alter the ownership of the patents.

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

Patent reform legislation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents.  The Leahy Smith America Invents Act, or the Leahy Smith Act, enacted in September 2011, brought significant changes to the U.S. patent system. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation.  The United States Patent Office continues to develop and implement new regulations and procedures to govern administration of the Leahy Smith Act, and many of the substantive changes to patent law associated with the Leahy Smith Act became effective on March 16, 2013.  The Leahy Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patent, all of which could have a material adverse effect on our business and financial condition.

Litigation involving patents, patent applications and other proprietary rights is expensive and time-consuming.  If we are involved in such litigation, it could cause delays in bringing our product candidates to market and interfere with our business.

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

Separate and apart from the protection provided under the U.S. patent laws, drug candidates may be subject to the provisions of the Hatch- Waxman Act, which may provide drug candidates with either a three- or five-year period of marketing exclusivity following receipt of FDA approval.  The Hatch-Waxman Act prohibits the FDA from accepting the filing of an ANDA application (for a generic product) or a 505(b)(2) NDA (for a modified version of the product) for three years for active drug ingredients previously approved by the FDA or for five years for active drug ingredients not previously approved by the FDA.

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

We and our commercial partners have been involved in Paragraph IV litigation in the United States involving some of our patents in respect of Zohydro ER®.  These litigations have been, and any other Paragraph IV litigation may be, expensive, distracting to management and protracted.  Although we and our commercial partners have successfully settled our Paragraph IV litigation, any future Paragraph IV litigation could result in new or additional generic competition to Zohydro ER®.  The introduction of a generic version of Zohydro ER® could cause a reduction in revenue for our CDMO segment, which could have a material adverse effect on our business, results of operations, financial condition and prospects.  In addition, we were previously involved in an interference in front of the United States Patent and Trademark Office with another party, which involved a patent application relating to Zohydro ER®, for which we ultimately were successful on appeal.  However, any future interference claims could arise, and if successful, result in the issuance of a patent that could limit our freedom to operate in respect to Zohydro ER®, which could also cause a reduction in revenue for our CDMO segment and have a material adverse effect on our business, prospects, results of operations and financial condition.

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

In the future, we may rely on trade secrets to protect our proprietary know-how and technological advances, especially where we do not believe patent protection is appropriate or obtainable.  However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to protect our trade secrets and other proprietary information.  These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information.  In addition, others may independently discover our trade secrets and proprietary information.  Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights.  Failure to obtain or maintain trade secret protection could enable competitors to use our proprietary information to develop products that compete with our products or cause additional, material adverse effects on our competitive business position.

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

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.  Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.  In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.  If we are unable to adequately enforce our intellectual property rights throughout the world, our business, financial condition, and results of operations could be adversely impacted.

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

Risks Relating to Our Securities

The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our shareholders.

The market price for our common stock has been volatile and may continue to fluctuate or may decline significantly in the future.  An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to continue to be highly volatile or subject to wide fluctuations.  Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include, among other things:

•	our ability to resolve the deficiencies identified by the FDA in the CRL for IV meloxicam and obtain regulatory approval of IV meloxicam;
•	the approved labeling for IV meloxicam, if any;

•	our ability to successfully commercialize IV meloxicam, if approved;
•	FDA, state or international regulatory actions, including actions on regulatory applications for any of our product candidates;
•	legislative or regulatory changes;
•	judicial pronouncements interpreting laws and regulations;
•	changes in government programs;
•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	changes in accounting principles;
•	litigation or public concern about the safety of our product candidates or similar product candidates;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant shareholders
•	our announcement of financing transactions, including debt, convertible notes, etc.;
•	actions by institutional or activist shareholders; and
•	our discontinuance, licensing or sale of any asset or segment of our business.

These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. For example, on May 24, 2018, we announced the receipt from the FDA of a CRL for our NDA for IV meloxicam.  The announcement was followed by a substantial decrease in the trading price of our common stock on the Nasdaq Capital Market.  In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against these companies.  Following the decrease in our trading price in May 2018, a securities class action lawsuit was filed against us and certain of our officers and directors for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers and directors as defendants.  On February 8, 2019, we filed a motion to dismiss the amended complaint in its entirety. While we believe that the lawsuit is without merit and intend to vigorously defend against it, the lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us.  This litigation, and any other securities class actions that may be brought against us, could result in substantial costs and a diversion of our management’s attention and resources.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and reduce the amount of information provided in reports filed with the SEC.  We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act.  We will remain an emerging growth company until the earliest of (1) December 31, 2019, (2) the beginning of the first fiscal year after our annual gross revenue is $1.07 billion or more, (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities and (4) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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

We cannot predict if investors will find our common stock less attractive because we may rely on some of these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.  Our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence, which could have a material adverse effect on the trading price of our common stock.

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

Our directors and their affiliated entities, and our executive officers, beneficially own, in the aggregate, approximately 14% of our outstanding common stock as of December 31, 2018.  As a result, these shareholders are collectively able to influence matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of all or substantially all of our assets.  Such influence may delay, prevent or deter a change in control of our company, even when such a change may be in the best interests of some shareholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might adversely affect the prevailing market price of our common stock.

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

Our principal executive offices, primarily used by our Acute Care Segment are located at 490 Lapp Road, Malvern, PA 19355, where we occupy approximately 22,313 square feet of leased laboratory and office space pursuant to a six-year lease, which expires on December 31, 2022. The Acute Care Segment also leases a 4,145 square foot office space in Dublin, Ireland, which expires April 16, 2020. Our CDMO segment currently operates our owned 97,000 square foot, DEA-licensed facility in Gainesville, Georgia and leased 24,000 square foot development and high potency product services facility, also in Gainesville, GA, which expires on June 30, 2025.

Item 3.	Legal Proceedings

On May 31, 2018, a securities class action lawsuit was filed against us and certain of our officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by us concerning the NDA for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers and directors as defendants. On February 8, 2019, we filed a motion to dismiss the amended complaint in its entirety. We believe that the lawsuit is without merit and intend to vigorously defend against it. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “REPH.”

Holders of Common Stock

As of February 15, 2019, there were 9 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

The following tables present our selected financial data for the periods indicated. The consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The selected financial data below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$77,347	$71,834	$69,337	$51,952	$—
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	43,160	38,193	37,152	28,054	—
Research and development	39,985	33,095	33,278	12,281	7,874
General and administrative	36,879	25,426	12,742	13,017	3,998
Amortization of intangible assets	2,583	2,583	2,583	1,884	—
Change in warrant valuation	284	9	(373)	(1,560)	—
Change in contingent consideration valuation	8,499	12,839	9,728	5,246	—
Total operating expenses	131,390	112,145	95,110	58,922	11,872
Operating loss	(54,043)	(40,311)	(25,773)	(6,970)	(11,872)
Other income (expense):
Interest income	512	385	49	12	11
Interest expense	(8,756)	(12,034)	(5,588)	(5,560)	(4,273)
Loss before income taxes	(62,287)	(51,960)	(31,312)	(12,518)	(16,134)
Income tax benefit	(17,436)	1,880	1,107	15,551	—
Net income (loss)	(79,723)	(50,080)	(30,205)	3,033	(16,134)
Accretion of redeemable convertible preferred stock and deemed dividend	—	—	—	—	(1,270)
Net income (loss) applicable to common shareholders	$(79,723)	$(50,080)	$(30,205)	$3,033	$(17,404)
Basic net income (loss) per common share	$(3.90)	$(2.63)	$(2.82)	$0.36	$(2.79)
Diluted net income (loss) per common share	$(3.90)	$(2.63)	$(2.82)	$0.21	$(2.79)
Weighted average basic common shares outstanding	20,465,106	19,070,983	10,721,928	8,491,025	6,238,581
Weighted average diluted common shares outstanding	20,465,106	19,070,983	10,721,928	8,749,234	6,238,581

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$38,514	$64,482	$64,483	$19,779	$19,682
Working capital	42,112	37,379	68,497	29,189	18,928
Total assets	155,493	186,226	182,997	138,697	20,374
Debt, net	64,243	53,598	24,388	29,760	—
Total liabilities	174,993	157,378	111,384	98,347	1,446
Total shareholders’ equity (deficit)	(19,500)	28,848	71,613	40,350	18,928

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a specialty pharmaceutical company that operates through two business segments: an Acute Care segment and a revenue-generating CDMO segment. Each of these segments are deemed to be reportable segments for financial reporting purposes.

Our Acute Care segment is primarily focused on developing and commercializing innovative products for hospital and other acute care settings. Our lead product candidate is a proprietary injectable form of meloxicam, a long-acting preferential COX-2 inhibitor. IV meloxicam has successfully completed three Phase III clinical trials for the management of moderate to severe pain, consisting of two pivotal efficacy trials and a large double-blind Phase III safety trial, as well as other safety studies. Overall, the total new drug application, or NDA, program included over 1,400 patients. In July 2017, we submitted an NDA to the U.S. Food and Drug Administration, or FDA, for IV meloxicam for the management of moderate to severe pain. In May 2018, we received a Complete Response Letter, or CRL, from the FDA regarding our NDA for IV meloxicam. In July 2018, we participated in a Type A End-of-Review meeting with the FDA to discuss the topics covered in the CRL. In September 2018 we resubmitted the NDA for IV meloxicam and the FDA has set a date for decision on the NDA under the Prescription Drug User Fee Act, or PDUFA, of March 24, 2019. Our Acute Care segment has no revenue and our costs consist primarily of expenses incurred in conducting our manufacturing scale-up, clinical trials and preclinical studies, regulatory activities, pre-commercialization of meloxicam and personnel costs.

Our CDMO segment leverages formulation expertise to develop and manufacture pharmaceutical products using proprietary delivery technologies for commercial partners who commercialize or plan to commercialize these products. These collaborations result in revenue streams including manufacturing, royalties or profit sharing, and research and development, which support continued operations for our CDMO segment and have contributed excess cash flow to be used for activities in our Acute Care segment. We operate a 97,000 square foot, DEA-licensed manufacturing facility in Gainesville, Georgia and we currently develop and/or manufacture the following key products with our commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM, Verapamil SR and Zohydro ER®, as well as supporting development stage products. In October 2018, we opened a 24,000 square foot GMP development and high potency product services facility, also in Gainesville, GA. Our CDMO segment’s revenue streams are primarily derived from manufacturing, and royalty revenues, as well as research and development services performed for commercial partners.

We have incurred losses and generated negative cash flows from operations since inception and expect to continue to incur significant and increasing operating losses for the foreseeable future. Substantially all of our operating losses resulted from costs incurred in connection with our development programs, including our non-clinical and formulation development activities, manufacturing, clinical trials and pre-commercialization activities. We have used cash flow generated by our CDMO segment primarily to fund operations at our Gainesville, Georgia manufacturing facilities, to make payments under our credit facility and to partially fund our development and pre-commercialization activities of our Acute Care segment. We believe our CDMO segment will continue to contribute cash for general corporate purposes that may reduce the amount of external capital needed to fund development and commercial operations. Our expenses over the next several years are expected to relate to obtaining regulatory approval for IV meloxicam, successfully commercializing IV meloxicam, if approved, and continuing to develop our other current and future product candidates.

On April 10, 2015, we completed the acquisition from Alkermes of certain assets, including the worldwide rights to injectable meloxicam and the development, formulation and manufacturing business that comprised our CDMO segment, which we refer to as the Gainesville Transaction. The consideration paid consisted of $50.0 million cash, a $4.0 million working capital adjustment and a seven-year warrant to purchase 350,000 shares of our common stock at an exercise price of $19.46 per share. In addition, according to the agreement, as amended, we were required to pay up to an additional $140.0 million in milestone payments, including regulatory and net sales milestones, and a royalty percentage of future product net sales related to IV meloxicam. In December 2018, we entered into an Amendment to the Purchase and Sale Agreement with Alkermes which restructured the $45 million milestone originally due upon FDA approval of IV meloxicam to (i) a $5 million payment made within 30 days of the amendment; (ii) a $5 million payment due by April 23, 2019; (iii) a $5 million payment due within 180 days following approval of an NDA for IV meloxicam; and (iv) an additional $45 million following approval of an NDA for injectable meloxicam, payable over a seven year period. In addition, we amended our warrant held by Alkermes to decrease the exercise price to $8.26 per share.

Financial Overview

Revenues

During the twelve months ended December 31, 2018, 2017 and 2016, we recognized revenues from three revenue streams: manufacturing revenue, royalty revenue and research and development revenue. All revenue is generated from our CDMO segment.

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

Royalty revenue

We recognize royalty or profit sharing revenue, collectively referred to as royalty revenue, related to the sale of products by our commercial partners that incorporate our technologies. Royalty revenues are generally recognized under the terms of the applicable license, development and/or supply agreement. For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue when the related sales occur by the commercial partner.  For arrangements that include sales-based royalties and the license is not deemed to be the predominant item to which the royalties relate, we recognize revenue when the performance obligation to which the royalty has been allocated has been satisfied, which is upon transfer of control of a product to a customer.  In this case, significant judgment is used in the estimation of these royalties based on historical customer pricing and deductions and is partially constrained due to items that are outside of our control including the uncertainty of the timing of future commercial partner sales, mix of volume, customer stocking and ordering patterns, as well as unforeseen price adjustments made by our commercial partners.

Research and development revenue

Research and development revenue consists of revenue that compensates us for services performed at our CDMO, such as formulation, process  development, and preparation of pre-clinical and clinical drug product materials prepared by our CDMO segment under research and development arrangements with partners. Revenues related to research and development are generally recognized as the related services or activities are performed using the output method and in accordance with the contract terms. To the extent that the agreements specify services are to be performed on a fixed basis, revenues are recognized consistent with the pattern of the work performed. In agreements which specify milestones, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is recognized at a point in time.  Non-refundable milestone payments related to arrangements under which we have continuing performance obligations would be deferred and recognized over the period of performance. Milestone payments that are not within our control, such as submission for approval to regulators by a partner or approvals from regulators, are not considered probable of being achieved until those submissions are submitted by the customer or approvals are received.

Research and Development Expenses

Research and development expenses currently consist primarily of costs incurred by our Acute Care segment in connection with the development of injectable meloxicam and other pipeline activities. These expenses consist primarily of:

•	expenses incurred under agreements with contract services organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical studies;
•	the cost of acquiring and manufacturing clinical trial drug supply and related manufacturing services and pre-commercial product validation and inventory manufacturing expenses;
•	costs related to facilities, depreciation and other allocated expenses;
•	acquired in-process research and development;
•	costs associated with non-clinical and regulatory activities; and
•	salaries and related costs for personnel in research and development and regulatory functions.

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

The successful development of IV meloxicam and our other product candidates is highly uncertain and subject to a number of risks, including, but not limited to:

•

the costs, timing and outcome of regulatory review of a product candidate, including, with respect to IV meloxicam, the nature and scope of any activities required to resolve the CRL issued by the FDA in response to our NDA for IV meloxicam, which may include the completion of additional studies;

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

•	the emergence of competing technologies and products and other adverse market developments, which could impede our commercial efforts; and
•	the other risks disclosed in the section titled “Risk Factors” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

We expect our research and development costs to relate to IV meloxicam as we seek to obtain regulatory approval for IV meloxicam, and if successful in obtaining regulatory approval, advance IV meloxicam through the commercialization scale-up, clinical and other activities. We also expect to have expenses as we initiate clinical trials and related work for our other product candidates. We may elect to seek collaborative relationships in order to provide us with a diversified revenue stream and to help facilitate the development and commercialization of our product candidate pipeline. We expect our research and development costs to continue to increase as we continue clinical and pre-commercialization manufacturing activities for IV meloxicam and engage in pipeline development activities.

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

Our general and administrative expenses were lower for the second half of 2018 as we progressed through our discussions with the FDA regarding the CRL as compared to the first half of 2018 when we were preparing for a potential commercial launch of IV meloxicam. We expect these expenses to increase in 2019 depending on the timing of the regulatory approval process and subsequent commercialization of IV meloxicam. In addition, we will continue to incur costs relating to our operations as a public company, including salary, consulting, legal, patent and compliance, accounting, insurance and investor relations costs.

Amortization of Intangible Assets

We recognize amortization expense related to the intangible asset for our contract manufacturing relationships on a straight-line basis over an estimated useful life of six years. The intangible asset related to injectable meloxicam represents in process research and development, or IPR&D, which is considered an indefinite-lived intangible asset that is assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off, and we will record a noncash impairment loss on our Consolidated Statements of Operations and Comprehensive Loss. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives.

Change in Fair Value of Contingent Consideration

Pursuant to the Purchase and Sale Agreement for the Gainesville Transaction, as amended in December 2018, we are required to pay up to an additional $140.0 million in milestone payments, including $10.0 million during the first half of 2019, another $5.0 million due within 180 days of approval of IV meloxicam and $45.0 million over seven years beginning one year after approval, as well as net sales milestones and a royalty percentage of future product net sales related to IV meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Gainesville Transaction. We have continued to reevaluate the fair value each subsequent period and as of December 31, 2018 had recorded a $90.9 payment obligation, representing the estimated probability adjusted fair value. We expect, at a minimum, contingent consideration will further increase by approximately $25 million to $30 million as we approach the PDUFA date for the IV meloxicam NDA and potential approval of IV meloxicam. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or gain.

Change in Fair Value of Warrants

We have classified as liabilities certain warrants outstanding that contain a contingent net cash settlement feature, upon a change in control. The fair value of these warrants are remeasured through settlement or expiration with changes in fair value recognized as a period charge within the Consolidated Statements of Operations and Comprehensive Loss.

Interest Expense, net

Interest expense, net for the twelve months ended December 31, 2018 was a result of interest expense incurred on our Athyrium senior secured term loan and the amortization of the related financing costs. Interest expense for the twelve months ended December 31, 2017 was a result of interest expense incurred on our OrbiMed and Athyrium senior secured term loans and the amortization of the related financing costs. In addition, due to the November 2017 refinancing of our debt, in 2017 we incurred one-time charges for fees related to early extinguishment of the OrbiMed debt and the non-cash write-off of OrbiMed deferred financing costs. Interest expense, net for the twelve months ended December 31, 2016 was a result of interest expense incurred on our OrbiMed senior secured term loan and the amortization of the related financing costs.

Net Operating Losses and Tax Carryforwards

As of December 31, 2018, we had approximately $21.3 million of federal net operating loss carryforwards. We also had federal and state research and development tax credit carryforwards of $4.3 million available to offset future taxable income. U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. With the exception of the 2018 federal net operating loss which has an indefinite carry forward period, these federal and state net operating loss and federal and state tax credit carryforwards will begin to expire at various dates beginning in 2028, if not utilized. We have also generated foreign net operating loss carryforwards in Ireland. We currently do not believe it is more likely than not we will use any of these federal, state or foreign net operating losses and as a result have recorded a full valuation allowance against the deferred tax asset related to the losses.

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

As discussed in Note 19 to the Consolidated Financial Statements included in this Form 10-K, in December 2017, the federal government enacted numerous amendments to the Internal Revenue Code of 1986 pursuant to the Tax Act.  The Tax Act has and will impact our income tax expense/(benefit) from operations in the current and in future periods. The Tax Act resulted in the following impacts to us:

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

•

Given our taxable losses in the U.S., we will be limited in our ability to deduct interest expense, and any disallowed interest expense for 2018 and tax years following will result in an indefinite carry forward until such time as we meet the taxable income thresholds required to deduct interest expense.

Results of Operations

Comparison of the Twelve Months Ended December 31, 2018 and 2017

	Year ended December 31,
	2018	2017
	(amounts in thousands)
Revenue	$77,347	$71,834
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	43,160	38,193
Research and development	39,985	33,095
General and administrative	36,879	25,426
Amortization of intangible assets	2,583	2,583
Change in warrant valuation	284	9
Change in contingent consideration valuation	8,499	12,839
Total operating expenses	131,390	112,145
Operating loss	(54,043)	(40,311)
Other income (expense):
Interest expense, net	(8,244)	(11,649)
Loss before income taxes	(62,287)	(51,960)
Income tax (expense)/benefit	(17,436)	1,880
Net loss	$(79,723)	$(50,080)

Revenue and costs of sales. Our revenues were $77.3 million and $71.8 million and cost of sales were $43.2 million and $38.2 million for the twelve months ended December 31, 2018 and 2017, respectively. The increase of $5.5 million in revenue includes the impact from the new standard Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” or ASU 2014-09, and was primarily due to increased profit sharing royalties recognized from one of our commercial partners and an increase in product sales to various commercial partners.  The increase in cost of sales of $5.0 million was primarily due to product mix and expanded service and development capabilities as well as growth in manufacturing demand.

Research and Development. Our research and development expenses were $40.0 million and $33.1 million for the twelve months ended December 31, 2018 and 2017, respectively. The increase of $6.9 million in 2018 was primarily due to an increase in pre-commercialization manufacturing costs for IV meloxicam, an increase in development costs for other pipeline products, an increase in Phase IIIb clinical trial costs, and an increase in salaries and benefits expense. These increases were partially offset by a decrease in Phase III clinical trial costs and NDA costs due to the prior year NDA filing fee.

General and Administrative. Our general and administrative expenses were $36.9 million and $25.4 million for the twelve months ended December 31, 2018 and 2017, respectively. The increase of $11.5 million was primarily due to commercial team personnel and pre-commercial consulting costs in the first half of the year in preparation of the anticipated launch of IV meloxicam, public company costs including legal fees, business development costs in our CDMO segment as well as increased professional fees associated with addressing the CRL issued by the FDA regarding our NDA for IV meloxicam.

Amortization of Intangible Assets. Amortization expense was $2.6 million for the twelve months ended December 31, 2018 and 2017, which was exclusively related to the amortization of our royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Interest Expense, net. Interest expense, net was $8.2 million and $11.6 million during the twelve months ended December 31, 2018 and 2017, respectively. The decrease in interest expense, net, was due to the refinancing of our prior credit agreement with OrbiMed in 2017, which resulted in a one-time charge of approximately $6.8 million for fees related to early extinguishment of debt and the non-cash write-off of related deferred financing costs. Excluding the one-time charges in 2017 for the debt refinancing, interest expense, net, increased year over year due to the higher principal balance on our Athyrium senior secured term loan and amortization of the related financing costs.

Income Tax (Expense)/Benefit. Income tax (expense)/benefit was ($17.4) million and $1.9 million for the twelve months ended December 31, 2018 and 2017, respectively. The increase in income tax expense was primarily due to the recognition of a full valuation allowance against our federal and state net deferred tax assets and the increase to the valuation allowance against our foreign net deferred tax assets. As a result of the Tax Cuts and Jobs Act of 2017, included within income tax benefit for the year ended December 31, 2017 was a non-cash adjustment of $7.9 million for the remeasurement of the net deferred tax items using the recently enacted 21% statutory tax rate. As discussed in Note 19 to the Consolidated Financial Statements included in this Form 10-K, we believe that it is more likely than not that the deferred income tax assets associated with our U.S. and foreign operations will not be realized, and as such, there is a full valuation allowance against our U.S. and foreign deferred tax assets.

Operating Income (Loss) per Segment.

CDMO Segment-

Our CDMO segment’s revenues were $77.3 million and $71.8 million and cost of sales were $43.2 million and $38.2 million for the twelve months ended December 31, 2018 and 2017, respectively. The increase of $5.5 million in revenue was primarily due to increased profit sharing royalties recognized from one of our commercial partners including the impact from the new accounting standard ASU 2014-09 and an increase in product sales to various commercial partners.

Our CDMO segment’s operating expenses (including cost of sales) increased by $6.0 million, from $46.4 million in the twelve months ended December 31, 2017 to $52.4 million in the twelve months ended December 31, 2018. Costs of sales were $43.2 million and $38.2 million, for the twelve months ended December 31, 2018 and 2017, respectively. The increase in cost of sales of $5.0 was primarily due to product mix and expanded service and development capabilities attributed to the anticipated rise in manufacturing and research and development services demand. Research and development expenses decreased by $0.1 million and general and administrative expenses increased by $1.1 million. All of the above contributed to our CDMO segment’s operating income of $24.9 million for the twelve months ended December 31, 2018, which included non-cash charges of $7.5 million for depreciation and amortization and $1.3 million for stock-based compensation.

Acute Care Segment-

Our Acute Care segment’s operating expenses (excluding non-cash charges for contingent consideration and warrants) increased $17.3 million from $52.9 million in the twelve months ended December 31, 2017 to $70.2 million in the twelve months ended December 31, 2018. Research and development expenses increased $7.0 million as a result of increased IV meloxicam pre-commercialization manufacturing costs, salaries and benefits and Phase IIIb clinical trial costs. The increase was partially offset by a decrease in Phase III clinical trial costs and NDA costs due to the prior year NDA filing fee. General and administrative costs increased by $10.4 million as a result of increased salaries and benefits and increased pre-commercialization consulting expenses as well as costs due to the CRL including severance and increased professional fees associated with delay in potential commercial launch of IV meloxicam and addressing the CRL issued by the FDA regarding our NDA for IV meloxicam. The non-cash charge for contingent consideration decreased by $4.3 million due to the change in estimated timing of approval of IV meloxicam and the amendment of the development milestones due to Alkermes. All of the above, as well as the non-cash charges for warrants and contingent consideration, contributed to our Acute Care segment’s operating loss of $79.0 million for the twelve months ended December 31, 2018, which also included non-cash charges of $6.3 million for stock-based compensation, depreciation and amortization.

Comparison of the Years Ended December 31, 2017 and 2016

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

Revenue and costs of sales. Our revenues were $71.8 million and $69.3 million and cost of sales were $38.2 million and $37.2 million for the twelve months ended December 31, 2017 and 2016, respectively. Excluding the $2.3 million, one-time, contractually based manufacturing revenue amount from one of our commercial partners in the twelve months ended December 31, 2016, the $4.8 million increase in 2017 revenue versus 2016 was primarily due to higher profit share royalties as a result of stronger sales volumes and pricing of one of our products as well as increased manufacturing revenue. These increases were partially offset by decreased royalty revenue due to a change in the mix of generic and brand sales by another of our commercial partners. Costs of sales were $38.2 million and $37.2 million for the twelve months ended December 31, 2017 and 2016, respectively.  The increase in cost of sales of $1.0 million was primarily due to changes in the product mix.

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

Operating Income (Loss) per Segment.

CDMO Segment-

Our CDMO segment’s revenues were $71.8 million and $69.3 million and cost of sales were $38.2 million and $37.2 million for the twelve months ended December 31, 2017 and 2016, respectively. Excluding the $2.3 million, one-time, contractually based manufacturing revenue amount from one of our commercial partners in the twelve months ended December 31, 2016, the $4.8 million increase in revenue versus prior year was primarily due to increased profit share royalties as a result of increased sales volumes and pricing by one of our commercial partners as well as increased manufacturing revenue. These increases were partially offset by decreased royalty revenue due to a change in the mix of generic and brand sales by one of our commercial partners.

Our CDMO segment’s operating expenses (including cost of sales) increased by $1.3 million, from $45.1 million in the twelve months ended December 31, 2016 to $46.4 million in the twelve months ended December 31, 2017. Costs of sales were $38.2 million and $37.2 million, for the twelve months ended December 31, 2017 and 2016, respectively. The increase in cost of sales of $1.0 million was primarily due to changes in the product mix. Research and development expenses decreased by $0.3 million due to expanded investment in our formulation and development capabilities and general and administrative expenses increased by $0.6 million. All of the above contributed to our CDMO segment’s operating income of $25.4 million for the twelve months ended December 31, 2017, which included non-cash charges of $7.4 million for depreciation and amortization and $1.0 million for stock-based compensation.

Acute Care Segment-

Our Acute Care segment’s operating expenses (excluding non-cash charges for contingent consideration and warrants) increased $12.2 million from $40.7 million in the twelve months ended December 31, 2016 to $52.9 million in the twelve months ended December 31, 2017. Research and development expenses increased $0.1 million as a result of increased IV meloxicam pre-commercialization manufacturing costs, NDA filing fees and increased headcount, which was partially offset by a decrease in our IV meloxicam clinical trial expenses. General and administrative costs increased by $12.1 million as a result of increased headcount and increased pre-commercialization marketing expenses. The non-cash charge for contingent consideration increased by $3.1 million. All of the above, as well as the non-cash charges for warrants and contingent consideration, contributed to our Acute Care segment’s operating loss of $65.7 million for the twelve months ended December 31, 2017, which also included non-cash charges of $4.6 million for stock-based compensation, depreciation and amortization.

Liquidity and Capital Resources

As of December 31, 2018, we had $38.5 million in cash and cash equivalents and short-term investments.

Since inception through December 31, 2018, we have financed our product development, operations and capital expenditures primarily from sales of equity and debt securities, including sales of our common stock with net proceeds of $133.5 million, and term loans made under our previous and existing credit facilities, including our credit facility with Athyrium with an outstanding balance of $70.0 million and contributions of excess cash flow from our CDMO segment. During the twelve months ended December 31, 2018, our capital expenditures were $10.5 million, which increased primarily related to expansion of the CDMO capabilities to support anticipated new business activities.

We will need to raise substantial additional funds in order to fund the payments which may become due, including milestone payments owed to Alkermes or other licensing partners, to commercialize IV meloxicam, if approved, to continue our Phase IIIb program for IV meloxicam, to commence our clinical trial programs of our other product candidates, to commercialize any of our other product candidates or technologies that receive regulatory approval and to enhance our sales and marketing efforts for additional products we may acquire. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including our ability to timely and adequately resolve the CRL issued by the FDA regarding our NDA for IV meloxicam, the cost of studies and other actions that may be needed to obtain regulatory approval for IV meloxicam, the timing of approval of IV meloxicam, the level of market acceptance of IV meloxicam and the costs of commercialization activities for IV meloxicam, if approved, the continued profitability of our CDMO segment, and our ability to access additional tranches under our Credit Agreement with Athyrium. We may raise such additional funds through debt refinancing, bank or other loans, through strategic research and development, licensing, including out-licensing activities, sale of assets and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional debt or equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business or access to capital.

On March 7, 2015, in connection with the Gainesville Transaction, we, through a wholly owned subsidiary, entered into a credit agreement with OrbiMed. Pursuant to the credit agreement, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015, which amount was used to fund the Gainesville Transaction. On November 17, 2017, we entered into our credit agreement with Athyrium, pursuant to which we drew upon an initial $60.0 million term loan. We used the proceeds from the initial term loan to (i) repay in full all outstanding indebtedness under our credit facility with OrbiMed of approximately $31.7 million, which included the remaining debt principal balance of $27.3 million and early termination charges of $4.4 million and (ii) pay transaction fees associated with the credit facility with Athyrium of approximately $4.2 million. In December 2018 we amended the credit agreement with Athyrium and drew upon a $10 million term B-1 loan. We have the ability to draw upon two additional tranches of term loans, each in the aggregate original principal amount of $15 million, subject to certain timing and milestone restrictions, including that we receive regulatory approval of IV meloxicam by September 30, 2019. As of December 31, 2018, we had $70 million outstanding principal under our credit agreement with Athyrium.

Sources and Uses of Cash

Cash used in operations was $43.1 million, $17.0 million and $3.2 million for the twelve months ended December 31, 2018, 2017 and 2016, respectively, which represents our operating losses less our stock-based compensation, depreciation, non-cash interest expense, loss on early extinguishment of debt, acquired IPR&D, changes in fair value of warrants and contingent consideration and amortization of intangibles, as well as changes in operating assets and liabilities.

Cash used in investing activities was $7.1 million, $10.3 million and $3.8 million for the twelve months ended December 31, 2018 and 2017 and 2016, respectively, and reflected cash used for the purchase of short-term investments offset by maturities/redemption of investments and for the purchase of property and equipment. Our short-term investments were classified as available for sales securities with maturities of less than one year.

There was $27.7 million of cash provided by financing activities in the twelve months ended December 31, 2018 from proceeds from issuance of long-term debt from Athyrium of $10.0 million, net proceeds of $17.0 million from the sale of shares of common stock through our Common Stock Purchase Agreement with Aspire Capital and proceeds of $1.8 million from exercise of options, which was partially offset by deferred financing costs of $1.0 million from the Athyrium transaction and $0.1 million of payments of withholdings on shares withheld for income taxes. Cash provided by financing activities was $23.9 million for the twelve months ended December 31, 2017, from proceeds from issuance of long-term debt from Athyrium of $60.0 million, offset by repayment of long term debt for the payoff of the OrbiMed debt of $27.3 million, fees related to early extinguishment of debt paid to OrbiMed of $4.4 million and deferred financing costs from the Athyrium transaction of $4.2 million. Cash provided by financing activities was $51.7 million for the twelve months ended December 31, 2016, primarily as a result of the sale of common stock raising net proceeds of $58.1 million, partially offset by payments of $6.3 million on long-term debt.

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

•	the timing and outcome of our Phase IIIb clinical trials for IV meloxicam;
•	the timing of the Gainesville Transaction regulatory milestone payments and other contingent consideration;
•	the costs of manufacturing scale-up and commercialization activities, for IV meloxicam, if approved;
•	the level of market acceptance of IV meloxicam, if approved;
•	the scope, progress, results and costs of development for our other product candidates;
•	the cost, timing and outcome of regulatory review of our other product candidates;
•	the cost of manufacturing scale-up, acquiring drug product and other capital equipment for our other product candidates;

•	the extent to which we in-license, acquire or invest in products, businesses and technologies;

•	the timing and extent of our manufacturing and capital expenditures related to our CDMO segment;
•	our ability to maintain our relationships and contracts with our commercial partners;
•	our ability to continue profitability in our CDMO segment;
•	our ability to comply with stringent U.S. & foreign government regulation in the manufacture of pharmaceutical products, including cGMP and U.S. DEA requirements;
•	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for product candidates;
•	our ability to access additional tranches of term loans under our credit agreement with Athyrium;
•	our ability to raise additional funds through equity or debt financings or sale of certain assets;
•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims; and
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

Contractual Commitments

The table below reflects our contractual commitments as of December 31, 2018:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Athyrium Debt	$70,700	$—	$—	$70,700	$—
Interest on Debt	$34,589	8,916	17,856	7,817	—
Purchase Obligations (2):	$26,763	21,374	2,335	28	—
Operating Leases (3)	$2,849	781	1,136	685	247
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4), (5)	$54,010	25	100	150	315
Alkermes Payments (6)	$140,000	—	—	—	—
Employment Agreements (7)	$461	461	—	—	—
Other Non-Current Liabilities (8)	$62	—	34	19	9

Total Contractual Obligations	$329,434	$31,557	$21,461	$79,399	$571

(1)

The long-term debt obligations consist of principal, an exit fee of 1% of the principal, and interest on the outstanding balance of $70.0 million of our $100 million credit facility with Athyrium as of December 31, 2018. The debt bears interest at a rate of LIBOR plus 9.75% per annum. Due to fluctuations of the future LIBOR interest rate, it has been set at the rate as of December 31, 2018 to calculate the obligation. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet.  See Note 12 to the Consolidated Financial Statements included in this Form 10-K.

(2)

These obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 13 to the Consolidated Financial Statements included in this Form 10-K.

(3)

We have become party to certain operating leases, for the leased space in Malvern, Pennsylvania, Gainesville, Georgia and Dublin, Ireland, as well as for residential and office equipment, for which the minimum lease payments are presented. See Note 13(d) to the Consolidated Financial Statements included in this Form 10-K.

(4)

We are party to exclusive licenses with Orion for the development and commercialization of certain pipeline product candidates, under which we may be required to make certain milestone and royalty payments to Orion.  See Note 5 and Note 13(a) to the Consolidated Financial Statements included in the Form 10-K. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets.

(5)

We license the NMBAs from Cornell University pursuant to a license agreement under which we are obligated to make annual license maintenance fee payments, milestone payments and patent cost payments and to pay royalties on net sales of the NMBAs. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of certain of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, certain of these obligations are not recorded on our Consolidated Balance Sheets. See Note 5 and 13(a) to the Consolidated Financial Statements included in this Form 10-K.

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

(7)

We have entered into employment agreements with certain of our named executive officers. As of December 31, 2018, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through calendar year 2019. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 13 (f) to the Consolidated Financial Statements included in this Form 10-K.

(8)

This value represents the deferred rent. In accordance with U.S. GAAP, these liabilities are recorded on our Consolidated Balance Sheets. See Note 13(a) to the Consolidated Financial Statements included in this Form 10-K.

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

Impairment of Goodwill and Indefinite-lived Intangible Assets – We are required to review, on an annual basis, the carrying value of goodwill and indefinite-lived intangible assets, to determine whether impairment may exist. For goodwill, the impairment model prescribes a one-step method for determining impairment. The one-step quantitative test calculates the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The impairment test for indefinite-lived intangible assets is a one-step test, which compares the fair value of the intangible asset to its carrying value. If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on accounting standards, it is required that these assets be assessed at least annually for impairment unless a triggering event occurs between annual assessments which would then require an assessment in the period which a triggering event occurred.

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

Contingent Consideration — We revalue our contingent consideration on a quarterly basis using a discounted cash flow valuation model. The model uses significant unobservable inputs, including the probability and timing of FDA approval and successful product launch. We estimate IV meloxicam net revenues based on estimated market share, pricing and customary trade discounts, taking into consideration variables such as, market acceptance of the product and the expected number of product competitors in the market.

Revenue Recognition— We generate revenues from manufacturing, packaging, research and development, and related services for multiple pharmaceutical companies through our CDMO segment. Our agreements with our commercial partners provide for manufacturing revenues, sales-based royalties and/or profit sharing components.  Our revenue policies listed below are reflective of ASU 2014-09, which we adopted effective January 1, 2018.  See Note 18 to the Consolidated Financial Statements included in this Form 10-K for additional information regarding our adoption of ASU 2014-09 and its impact on our financial statements.

Manufacturing and other related services revenue is recognized upon transfer of control of a product to a customer, generally upon shipment, based on a transaction price that reflects the consideration we expect to be entitled to as specified in the agreement with the commercial partner.

In addition to manufacturing and packaging revenue, certain customer agreements may have intellectual property sales-based royalties and/or profit sharing consideration, collectively referred to as royalties, computed on the net product sales of the commercial partner. Royalty revenues are generally recognized under the terms of the applicable license, development and/or supply agreement. For arrangements that include sales-based royalties where the license for intellectual property is deemed to be the predominant item to which the royalties relate, we recognize revenue when the related sales occur by the commercial partner.  For arrangements that include sales-based royalties where the license for intellectual property is not deemed to be the predominant item to which the royalties relate, we recognize revenue upon transfer of control of the manufactured product.  In these cases, significant judgment is required to calculate this estimated variable consideration using the most-likely amount method based on historical customer pricing and deductions and is partially constrained due to items that are outside of our control including the uncertainty of the timing of future commercial partner sales, mix of volume, customer stocking and ordering patterns, as well as unforeseen price adjustments made by our commercial partners.

Revenues related to research and development are generally recognized over-time as the related services or activities are performed using the output method and in accordance with the contract terms. In agreements which specify milestones, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments related to arrangements under which we have continuing performance obligations would be deferred and recognized over the period of performance. Milestone payments that are not within our control, such as submission for approval to regulators by a commercial partner or approvals from regulators, are not considered probable of being achieved until those submissions are submitted by the customer or approvals are received.

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

On a periodic basis, we evaluate the realizability of our deferred tax assets and adjust such amounts in light of changing facts and circumstances, including but not limited to projections of future taxable income, the reversal of deferred tax liabilities, tax legislation, rulings by relevant tax authorities, tax planning strategies and the progress of ongoing tax examinations. As part of this evaluation, we consider whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. The ultimate realization of a deferred tax asset is dependent upon the generation of future taxable income during the period in which the related temporary difference becomes deductible or the net operating loss, or NOL, and credit carryforwards can be utilized.

We maintain a full valuation allowance against our deferred tax assets where realizability is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and adjust the carrying amount of these deferred tax assets by a valuation allowance based on the anticipated realizability. The valuation allowance can be reversed if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our projection of future growth. This determination depends on a variety of factors, some of which are subjective, including our current year taxable income in the United States, expectations of future taxable income, impact of tax reform, achievement of milestones, carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. If we determine that the deferred tax assets realizability is impacted, we would record material changes to income tax expense in that period.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. At December 31, 2018, we had approximately $29.7 million invested in money market instruments and government and agency bonds. We believe our policy of investing in highly-rated securities, whose liquidities are, at December 31, 2018, all less than two months, minimizes such risks. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. We do not enter into investments for trading or speculative purposes. Our Athyrium secured term loan interest expense is based on the current committed rate of three-month LIBOR plus 9.75% with a 1.0% LIBOR floor. A fluctuation in LIBOR of 0.25% would result in a charge of $0.2 million of interest expense over a twelve-month period.

We have license agreements with Orion for certain product pipeline candidates which require the payment of milestones upon the achievement of certain regulatory and commercialization events and royalties on product sales, which are required to be made in Euros. As of December 31, 2018, no milestones or royalties were due under these agreements, and we do not anticipate incurring milestone or royalty costs under these agreements until we advance our development of certain product pipeline candidates. We do not believe foreign currency exchange rate risk is a material risk at this time; however, these agreements could, in the future, give rise to foreign currency transaction gains or losses. As a result, our results of operations and financial position could be exposed to changing currency exchange rates. In the future, we may periodically use forward contracts to hedge certain transactions or to neutralize exposures.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and the report of our independent registered public accounting firm are included in this Annual Report on Form 10-K on the pages indicated in Part IV, Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Management’s processes and assessment, as described above, management has concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

On February 19, 2019, we entered into the Purchase Agreement with Aspire Capital, pursuant to which we have the right to sell to Aspire Capital from time to time in our sole discretion up to $20.0 million in shares of our common stock over the next 30 months, subject to certain limitations and conditions set forth in the Purchase Agreement.  In consideration for entering into the Purchase Agreement, we have agreed to issue to Aspire Capital 34,762 shares of our common stock, or the Commitment Shares, on February 19, 2019.

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

The Purchase Agreement provides that we and Aspire Capital will not affect any sales under the Purchase Agreement on any purchase date where the closing sale price of our common stock is less than $0.50. There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of sales of common stock to Aspire Capital.

The Purchase Agreement provides that the number of shares that may be sold pursuant to the Purchase Agreement will be limited to 4,372,373 shares, including the Commitment Shares, or the Exchange Cap, which represents 19.99% of our outstanding shares of common stock as of February 19, 2019, unless stockholder approval or an exception pursuant to the rules of the NASDAQ Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the Purchase Agreement is equal to or greater than $8.63, which was the average of the five closing sale prices of our common stock immediately preceding the execution of the Purchase Agreement. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the NASDAQ Capital Market.

The Purchase Agreement may be terminated by us at any time, at our discretion, without any cost to us. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the Purchase Agreement. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as directed by us in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement.

Any proceeds we receive under the Purchase Agreement are expected to be used for commercial activities for IV meloxicam, pipeline development activities, the payment of Alkermes milestones, and general corporate purposes.

The foregoing descriptions of the Purchase Agreement and the Registration Rights Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement and the Registration Rights Agreement, which are attached hereto as Exhibits 10.34 and 4.8, respectively, and incorporated by reference herein.

Pepper Hamilton LLP, counsel to the Company, has issued an opinion to the Company, dated February 19, 2019, regarding the validity of the shares of common stock to be issued and sold pursuant to the Purchase Agreement. A copy of the opinion is filed as Exhibit 5.1 to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information with respect to this item will be set forth in the Proxy Statement for the 2018 Annual Meeting of Shareholders, or the Proxy Statement, under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Risk Management” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Our board of directors has adopted a Code of Business Conduct and Ethics, or Code of Conduct, applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.recropharma.com. Our board of directors is responsible for overseeing compliance with the Code of Conduct, and our board of directors or an appropriate committee thereof must approve any waivers of the Code of Conduct for employees, executive officers or directors. Disclosure regarding any amendments to the Code of Conduct, or any waivers of its requirements, will be made on our website.

Item 11.	Executive Compensation

Information with respect to this item will be set forth in the Proxy Statement under the headings “Director Compensation,” “Executive Compensation,” and “Corporate Governance and Risk Management” is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and other rights		Weighted- average exercise price of outstanding options and other rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security Holders	4,095,461	(2)	$7.46	3,777,352
Equity compensation plans not approved by security Holders	783,000	(3)	$8.24	—	(4)
Total	4,878,461		$7.62	3,777,352

(1)	Represents the weighted-average exercise price of outstanding stock options and does not include restricted stock units.
(2)

Consists of outstanding (i) options to purchase 3,026,315 shares of common stock and (ii) restricted stock units covering an aggregate of 1,069,146 shares of common stock. Shares in settlement of vested restricted stock units are deliverable within 30 days of the vesting date.

(3)

Reflects grants of stock options and restricted stock units that were “inducement grants” as defined under NASDAQ Listing Rule 5635(c)(4). The terms and conditions of each inducement grant are subject to the terms and conditions of the Form of Award Agreement for Option Inducement Awards Form of Award Agreement for Restricted Stock Unit Inducement Awards, included as Exhibits 10.13 and 10.14, respectively, of this Annual Report on Form 10-K.

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

(a)(1) Consolidated Financial Statements.

The following consolidated financial statements are filed as a part of this Annual Report on Form 10-K:

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

(a)(2) Consolidated Financial Statement Schedules.

Not applicable.

(a)(3); (b) Exhibits:

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

Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 8, 2016 (File No. 001-36329).

2.3

Second Amendment, dated December 20, 2018 to Purchase and Sale Agreement, dated March 7, 2015, by and among Recro Pharma, Inc., Recro Pharma LLC, Daravita Limited, Alkermes Pharma Ireland Limited and Eagle Holdings USA, Inc.

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018 (File No. 001-36329).

3.1	Second Amended and Restated Articles of Incorporation of Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 13, 2014 (File No. 001-36329).

3.2	Third Amended and Restated Bylaws of Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 13, 2014 (File No. 001-36329).

4.1	Specimen certificate evidencing shares of common stock.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on December 20, 2013 (File No. 333-191879).

4.2	Form of Alkermes Warrant.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 11, 2015 (File No. 001-36329).

4.3	First Amendment, dated December 20, 2018 to Warrant to Purchase Stock, dated April 10, 2015, by and between Recro Pharma, Inc. and Alkermes Pharma Ireland Limited.	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018 (File No. 001-36329)

Exhibit No.	Description	Method of Filing
4.4	Form of IPO Warrant.	Incorporated herein by reference to Exhibit A of Exhibit 1.1 to the Company’s Registration Statement on Form S-1/A filed on February 11, 2014 (File No. 333-191879).

4.5†	Common Stock Purchase Warrant, dated November 17, 2017, in favor of Athyrium Opportunities III Acquisition LP	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017 (File No. 001-36329).

4.6†	Common Stock Purchase Warrant, dated November 17, 2017, in favor of Athyrium Opportunities II Acquisition LP	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 20, 2017 (File No. 001-36329).

4.7	Registration Rights Agreement, dated March 2, 2018, by and between Recro Pharma, Inc. and Aspire Capital Fund, LLC.	Incorporated herein by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on March 2, 2018 (File No. 001-36329).

4.8	Registration Rights Agreement, dated February 19, 2019, by and between Recro Pharma, Inc. and Aspire Capital Fund, LLC.	Filed herewith.

5.1	Opinion of Pepper Hamilton LLP.	Filed herewith.

10.1†	Dexmedetomidine License Agreement, dated August 22, 2008, by and among Recro Pharma, Inc. and Orion Corporation.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed on November 29, 2013 (File No. 333-191879).

10.2†	First Amendment to Dexmedetomidine License Agreement, dated January 17, 2009, by and between Recro Pharma, Inc., and Orion Corporation.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed on November 29, 2013 (File No. 333-191879).

10.3†	Dexmedetomidine API Supply Agreement, dated August 22, 2008, by and among Recro Pharma, Inc., and Orion Corporation.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on November 29, 2013 (File No. 333-191879).

10.4•	Employment Agreement, dated October 8, 2013, between Recro Pharma, Inc. and Gerri Henwood.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on November 29, 2013 (File No. 333-191879).

10.5•	Employment Agreement, dated July 1, 2016, between Recro Pharma, Inc. and Michael Celano.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2016 (File No. 001-36329).

10.6•	Employment Agreement, dated June 5, 2017, between Recro Pharma, Inc. and Ryan D. Lake.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2017 (File No. 001-36329).

10.7•	Form of Amendment to the Employment Agreement of Gerri Henwood.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014 (File No. 001-36329).

10.8•	Recro Pharma Inc. 2018 Amended and Restated Equity Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2018 (File No. 001-36329).

10.9•	2008 Stock Option Plan.	Incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed on November 29, 2013 (File No. 333-191879).

10.10•	Form of 2008 Stock Option Plan Award Agreement.	Incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1/A filed on November 29, 2013 (File No. 333-191879).

Exhibit No.	Description	Method of Filing
10.11•	Form of Equity Incentive Plan Award Agreement.	Incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 25, 2015 (File No. 001-36329).

10.12•	Form of Recro Pharma, Inc. Amended and Restated Equity Incentive Plan Award Agreement for Restricted Stock Units.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 22, 2015 (File No. 001-36329).

10.13•	Form of Award Agreement for Option Inducement Awards	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on December 23, 2015 (File No. 333-208750).

10.14•	Form of Award Agreement for Restricted Stock Unit Inducement Awards	Incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 2, 2018 (File No. 001-36329).

10.15†	Asset Transfer and License Agreement, dated as of April 10, 2015, between Alkermes Pharma Ireland Limited and DV Technology LLC.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015 (File No. 001-36329).

10.16	Amendment to Asset Transfer and License Agreement, dated December 23, 2015, between Alkermes Pharma Ireland Limited and Recro Gainesville LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2015 (File No. 001-36329).

10.17	Second Amendment to Asset Transfer and License Agreement, dated December 20, 2018, between Alkermes Pharma Ireland Limited and Recro Gainesville LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2018 (File No. 001-36329).

10.18†	Development, Manufacturing and Supply Agreement, dated July 10, 2015, by and between Alkermes Pharma Ireland Limited and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File No. 001-36329).

10.19†	First Amendment to the Development, Manufacturing and Supply Agreement, dated October 19, 2016, by and between Alkermes Pharma Ireland Limited and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed on March 9, 2017 (File No. 001-36329).

10.20†	Second Amendment to the Development, Manufacturing and Supply Agreement, dated February 1, 2017, by and between Alkermes Pharma Ireland Limited and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 9, 2017 (File No. 001-36329).

10.21†	Third Amendment to the Development, Manufacturing and Supply Agreement, dated June 15, 2017, by and between Alkermes Pharma Ireland Limited and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2017 (File No. 001-36329).

10.22†	Amended and Restated License and Supply Agreement, dated June 26, 2003, by and among Elan Corporation, plc (predecessor-in-interest to Recro Gainesville LLC) and Watson Laboratories, Inc.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File No. 001-36329).

10.23

Supplemental Agreement, dated December 8, 2004, to Amended and Restated License and Supply Agreement, dated June 26, 2003, by and among Elan Corporation, plc (predecessor-in-interest to Recro Gainesville LLC) and Watson Laboratories, Inc.

Incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File No. 001-36329).

10.24

Supplemental Agreement No. 2, dated January 17, 2014, to Amended and Restated License and Supply Agreement, dated June 26, 2003, by and among Elan Corporation, plc (predecessor-in-interest to Recro Gainesville LLC) and Watson Laboratories, Inc.

Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File No. 001-36329).

10.25†	License Agreement, dated June 30, 2017, by and between Cornell University and Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2017 (File No. 001-36329).

Exhibit No.	Description	Method of Filing
10.26†	Amendment to License Agreement, dated October 31, 2018, by and between Cornell University and Recro Pharma, Inc.	Filed herewith.

10.27†	Master Manufacturing Services Agreement, dated July 14, 2017, by and between Patheon UK Limited and Recro Ireland Limited	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2017 (File No. 001-36329).

10.28†	Product Agreement, dated July 14, 2017, by and between Patheon UK Limited and Recro Ireland Limited	Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2017 (File No. 001-36329).

10.29†	Credit Agreement, dated as of November 17, 2017, by and between Recro Pharma, Inc. and Athyrium Opportunities III Acquisition LP. *	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017 (File No. 001-36329).

10.30†	First Amendment to Credit Agreement and Investment Documents, dated as of December 28, 2018, by and between Recro Pharma, Inc. and Athyrium Opportunities III Acquisition LP. *	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2019 (File No. 001-36329).

10.31†	Security Agreement, dated as of November 17, 2017, by Recro Pharma, Inc. in favor of Athyrium Opportunities III Acquisition LP.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2017 (File No. 001-36329).

10.32	Sales Agreement, dated as of December 29, 2017, by and between Recro Pharma, Inc. and Cowen and Company, LLC.	Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 29, 2017 (File No. 001-36329).

10.33	Common Stock Purchase Agreement, dated March 2, 2018, by and between Recro Pharma, Inc. and Aspire Capital Fund, LLC.	Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed on March 2, 2018 (File No. 001-36329).

10.34	Common Stock Purchase Agreement, dated February 19, 2019, by and between Recro Pharma, Inc. and Aspire Capital Fund, LLC.	Filed herewith.

21.1	Subsidiaries of Recro Pharma, Inc.	Filed herewith.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith.

23.2	Consent of Pepper Hamilton LLP.	Included in Exhibit 5.1.

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

•	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.

(c) Not applicable

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2019

RECRO PHARMA, INC.

By:	/s/ Gerri A. Henwood
Gerri A. Henwood
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Annual Report on Form 10-K has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ Gerri A. Henwood	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2019
Gerri A. Henwood

/s/ Ryan D. Lake	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2019
Ryan D. Lake

/s/ Alfred Altomari	Director	February 19, 2019
Alfred Altomari

/s/ William L. Ashton	Director	February 19, 2019
William L. Ashton

/s/ Michael Berelowitz	Director	February 19, 2019
Michael Berelowitz

/s/ Winston J. Churchill	Director	February 19, 2019
Winston J. Churchill

/s/ Karen Flynn	Director	February 19, 2019
Karen Flynn

/s/ Bryan M. Reasons	Director	February 19, 2019
Bryan M. Reasons

/s/ Wayne B. Weisman	Director	February 19, 2019
Wayne B. Weisman

RECRO PHARMA, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Recro Pharma, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Recro Pharma, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Philadelphia, Pennsylvania

February 19, 2019

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$38,514	$60,984
Short-term investments	—	3,498
Accounts receivable	12,866	9,686
Inventory	10,699	9,839
Contract asset	5,201	—
Prepaid expenses and other current assets	3,861	3,276
Total current assets	71,141	87,283
Property, plant and equipment, net	45,640	39,074
Deferred income taxes	—	18,573
Intangible assets, net	32,266	34,850
Goodwill	6,446	6,446
Total assets	$155,493	$186,226
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,510	$7,954
Accrued expenses and other current liabilities	14,165	9,897
Current portion of contingent consideration	10,354	32,053
Total current liabilities	29,029	49,904
Long-term debt, net	64,243	53,598
Warrants and other long-term liabilities	1,163	3,516
Long-term portion of contingent consideration	80,558	50,360
Total liabilities	174,993	157,378
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 50,000,000 shares; issued and outstanding, 21,799,961 shares at December 31, 2018 and 19,127,435 shares at December 31, 2017	218	191
Additional paid-in capital	168,535	140,006
Accumulated deficit	(188,253)	(111,348)
Accumulated other comprehensive loss	—	(1)
Total shareholders’ equity (deficit)	(19,500)	28,848
Total liabilities and shareholders’ equity	$155,493	$186,226

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	For the Year ended December 31,
(amounts in thousands, except share and per share data)	2018	2017	2016
Revenue	$77,347	$71,834	$69,337
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	43,160	38,193	37,152
Research and development	39,985	33,095	33,278
General and administrative	36,879	25,426	12,742
Amortization of intangible assets	2,583	2,583	2,583
Change in warrant valuation	284	9	(373)
Change in contingent consideration valuation	8,499	12,839	9,728
Total operating expenses	131,390	112,145	95,110
Operating loss	(54,043)	(40,311)	(25,773)
Other income (expense):
Interest income	512	385	49
Interest expense	(8,756)	(12,034)	(5,588)
Net loss before income taxes	(62,287)	(51,960)	(31,312)
Income tax benefit (expense)	(17,436)	1,880	1,107
Net loss	$(79,723)	$(50,080)	$(30,205)

Per share information:
Net loss per share of common stock, basic and diluted	$(3.90)	$(2.63)	$(2.82)
Weighted average common shares outstanding, basic and diluted	20,465,106	19,070,983	10,721,928

Net loss	$(79,723)	$(50,080)	$(30,205)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities	1	(1)	—
Comprehensive loss	$(79,722)	$(50,081)	$(30,205)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2018, 2017 and 2016

	Common Stock		Additional		Accumulated other
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	comprehensive loss	Total
Balance, December 31, 2015	9,224,315	$92	$71,321	$(31,063)	$—	$40,350
Sale of common stock under Aspire equity facility, net of transaction costs	1,143,940	11	7,364	—	—	7,375
Sales of common stock in public offerings, net of offering costs	8,656,666	87	50,168	—	—	50,255
Issuance of restricted stock units, net of shares withheld for income taxes	18,295	—	(51)	—	—	(51)
Stock-based compensation expense	—	—	3,889	—	—	3,889
Net loss	—	—	—	(30,205)	—	(30,205)
Balance, December 31, 2016	19,043,216	190	132,691	(61,268)	—	71,613
Stock-based compensation expense	—	—	5,546	—	—	5,546
Stock option exercise	7,756	—	53	—	—	53
Issuance of restricted stock units, net of shares withheld for income taxes	76,463	1	(250)	—	—	(249)
Warrants issued in financing facility, net of related tax effect	—	—	1,966	—	—	1,966
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—		(50,080)	—	(50,080)
Balance, December 31, 2017	19,127,435	191	140,006	(111,348)	(1)	28,848
Stock-based compensation expense	—	—	7,129	—	—	7,129
Stock option exercise	352,025	4	1,811	—	—	1,815
Issuance of restricted stock units, net of shares withheld for income taxes	122,746	1	(92)	—	—	(91)
Sale of common stock under equity facility, net of transaction costs	1,983,040	20	17,005	—	—	17,025
Cashless exercise of warrants	214,715	2	2,587	—	—	2,589
Revaluation of equity classified warrants	—	—	89	—	—	89
Change in other comprehensive loss	—	—	—	—	1	1
Net loss	—	—	—	(79,723)	—	(79,723)
Cumulative effect of adoption of new accounting standards, net of tax	—	—	—	2,818	—	2,818
Balance, December 31, 2018	21,799,961	$218	$168,535	$(188,253)	$—	$(19,500)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year ended December 31,
(amounts in thousands)	2018	2017	2016
Cash flows from operating activities:
Net loss	$(79,723)	$(50,080)	$(30,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,129	5,546	3,889
Non-cash interest expense	1,287	912	1,071
Depreciation expense	5,267	4,864	4,993
Loss on early extinguishment of debt	—	6,772	—
Amortization	2,583	2,583	2,583
Acquired in-process research and development charges	—	766	—
Change in warrant valuation	284	9	(373)
Change in contingent consideration valuation	8,499	12,839	9,728
Deferred income taxes	17,637	(1,690)	(1,423)
Changes in operating assets and liabilities, net of effect of acquisition:
Inventory	(860)	(1,093)	237
Contract asset	(1,446)	—	—
Prepaid expenses and other current assets	(527)	(2,158)	(325)
Accounts receivable	(3,180)	725	(1,831)
Accounts payable, accrued expenses and other liabilities	(65)	2,963	8,454
Net cash used in operating activities	(43,115)	(17,042)	(3,202)
Cash flows from investing activities:
Purchase of property and equipment	(10,526)	(6,172)	(3,770)
Purchase of short-term investments	(6,225)	(57,124)	—
Proceeds from maturity of investments	9,750	53,500	—
Acquisition of license agreement	(82)	(519)	—
Net cash used in investing activities	(7,083)	(10,315)	(3,770)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	10,000	60,000	—
Payments on long-term debt	—	(27,347)	(6,324)
Fees related to early extinguishment of debt	—	(4,420)	—
Payment of deferred financing costs	(961)	(4,178)	—
Proceeds from sale of common stock, net of transaction costs	16,965	—	58,051
Payments of withholdings on shares withheld for income taxes	(91)	(250)	(51)
Proceeds from option exercise	1,815	53	—
Net cash provided by financing activities	27,728	23,858	51,676
Net (decrease) increase in cash and cash equivalents	(22,470)	(3,499)	44,704
Cash and cash equivalents, beginning of year	60,984	64,483	19,779
Cash and cash equivalents, end of year	$38,514	$60,984	$64,483
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,134	$5,341	$4,517
Cash paid for taxes	$—	$467	$—
Purchase of property, plant and equipment included in accrued expenses and accounts payable	$2,581	$1,274	$808
Common stock issued in connection with equity facility	$357	$—	$—
Amortization of deferred equity costs	$332	$—	$421
Fair value recognized for warrants	$89	$2,143	$—
Withholdings on shares withheld for income taxes included in accrued expenses	$—	$233	$—
Retirement of fully depreciated property, plant and equipment	$88	$161	$—

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(1)	Background

Recro Pharma, Inc., or the Company, was incorporated in Pennsylvania on November 15, 2007. The Company is a specialty pharmaceutical company that operates through two business segments: an Acute Care segment and a revenue-generating contract development and manufacturing, or CDMO segment. Each of these segments are deemed to be reportable segments (see Note 3(m) and Note 17). The Acute Care segment is primarily focused on developing innovative products for hospital and other acute care settings, and the CDMO segment leverages the Company’s formulation expertise to develop and manufacture pharmaceutical products using the Company’s proprietary delivery technologies for commercial partners who commercialize or plan to commercialize these products. On April 10, 2015, the Company acquired from Alkermes plc, or Alkermes, worldwide rights to intravenous and intramuscular, or injectable, meloxicam, a proprietary long-acting preferential COX-2 inhibitor being developed for the management of moderate to severe pain, as well as a contract manufacturing facility, royalty and formulation business in Gainesville, Georgia. The acquisition is referred to herein as the Gainesville Transaction. In July 2017, the Company submitted a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or the FDA, for its lead investigational product candidate intravenous, or IV, meloxicam 30 mg for the management of moderate to severe pain. In May 2018, the Company received a Complete Response Letter, or CRL, from the FDA regarding its NDA for IV meloxicam. In July 2018, the Company participated in a Type A End-of-Review meeting with the FDA to discuss the topics covered in the CRL. Upon receipt and review of the meeting minutes, the Company resubmitted the NDA for IV meloxicam in September 2018. The FDA has set a date for decision on the NDA under the Prescription Drug User Fee Act, or PDUFA, of March 24, 2019.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses from operations since inception and has an accumulated deficit of $188,253 as of December 31, 2018. Though its CDMO segment has been profitable, the Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its products currently in development. Additional financing will be needed by the Company to fund its operations and to commercially develop its product candidates, including the payment of the Gainesville Transaction contingent payments, which may become due upon achievement of certain development and commercialization milestones for meloxicam (see Note 4). Insufficient funds may cause the Company to delay, reduce the scope of or eliminate one or more of its development, commercialization or expansion activities. The Company may raise such funds through debt refinancing, bank or other loans, sale of assets, through strategic research and development, licensing (including out-licensing) and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of its common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business. The Company’s future operations are highly dependent on a combination of factors, including (i) the continued profitability of the CDMO segment; (ii) the timely and successful completion of additional financing and/or alternative sources of capital, debt, partnering or out-licensing transactions; (iii) the success of its research and development, including the results and timing of its clinical trials; (iv) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately, (v) regulatory approval and market acceptance of the Company’s proposed future products, including IV meloxicam. Management believes that it is probable that the Company will be able to meet its obligations as they become due within one year after the date the financial statements are issued.

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

In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s financial position as of December 31, 2018 and 2017 and its results of operations for the twelve months ended December 31, 2018, 2017 and 2016 and cash flows for the twelve months ended December 31, 2018, 2017 and 2016.

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

In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, “Business Combinations,” or ASC 805, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Valuations are performed to assist in determining the fair values of assets acquired and liabilities assumed, which requires management to make significant estimates and assumptions, in particular with respect to intangible assets and contingent consideration. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based in part on historical experience and information obtained from management of the acquired companies and expectations of future cash flows. Transaction costs and restructuring costs associated with the transaction are expensed as incurred. In-process research and development, or IPR&D, is the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. In a business combination, the Company capitalizes IPR&D as an intangible asset, and for an asset acquisition the Company expenses IPR&D in the Consolidated Statements of Operations and Comprehensive Loss on the acquisition date

(f)	Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill is not amortized, but assessed for impairment on an annual basis or more frequently if impairment indicators exist. The impairment model prescribes a one-step method for determining impairment.

The one-step quantitative test calculates the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

The Company performs its annual goodwill and indefinite-lived intangible asset impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. In performing the evaluation the Company assesses qualitative factors such as overall  financial performance of its reporting units, anticipated changes in industry and market conditions, including recent tax reform, and competitive environments. Due to the receipt of the CRL in May 2018, an indicator of potential impairment, the Company performed an impairment test as of June 30, 2018, which indicated that there was no impairment to goodwill or indefinite-lived intangible assets. The Company additionally performed impairment tests as of November 30, 2018 and noted there have been no further triggering events or indicators of impairment as of December 31, 2018. As a result of the impairment tests, the Company determined that there was no impairment to goodwill or indefinite-lived intangible assets for the year ended December 31, 2018.

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

In addition to manufacturing and packaging revenue, certain customer agreements may have intellectual property sales-based royalties and/or profit sharing consideration, collectively referred to as royalties, computed on the net product sales of the commercial partner. Royalty revenues are generally recognized under the terms of the applicable license, development and/or supply agreement. For arrangements that include sales-based royalties where the license for intellectual property is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue when the related sales occur by the commercial partner.  For arrangements that include sales-based royalties where the license for intellectual property is not deemed to be the predominant item to which the royalties relate, the Company recognizes revenue upon transfer of control of the manufactured product.  In these cases, significant judgment is required to calculate this estimated variable consideration using the most-likely amount method based on historical customer pricing and deductions and is partially constrained due to items that are outside of the Company’s control including the uncertainty of the timing of future commercial partner sales, mix of volume, customer stocking and ordering patterns, as well as unforeseen price adjustments made by the Company’s commercial partners.

Revenues related to research and development for our CDMO segment are generally recognized over-time as the related services or activities are performed using the output method and in accordance with the contract terms. In agreements which specify milestones, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments related to arrangements under which the Company has continuing performance obligations would be deferred and recognized over the period of performance. Milestone payments that are not within the control of the Company, such as submission for approval to regulators by a commercial partner or approvals from regulators, are not considered probable of being achieved until those submissions are submitted by the customer or approvals are received.

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

The Company’s CDMO segment is dependent on its relationships with a small number of commercial partners, with its four largest customers having generated 99% of its revenues for the year ending December 31, 2018. A portion of the Company’s revenues are dependent on U.S. based customers selling to end-users outside the U.S.

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

During the year ending December 31, 2016, the Company adopted ASU 2016-09, “Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting” and elected to account for forfeitures as they occur.

For non-employee stock-based awards, the Company recognizes compensation expense on a straight-line basis over the vesting period of each separated vesting tranche of the award, which is known as the accelerated attribution method. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recognized as an adjustment in the period in which estimates are revised.

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

Basic net loss per common share is determined by dividing net loss applicable to common shareholders by the weighted average common shares outstanding during the period. For the years ending December 31, 2018, 2017 and 2016, the outstanding common stock options, warrants and unvested restricted stock units have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

For purposes of calculating diluted loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Year ended December 31,
	2018	2017	2016
Basic Loss Per Share
Net loss	$(79,723)	$(50,080)	$(30,205)
Weighted average common shares outstanding, basic and diluted	20,465,106	19,070,983	10,721,928
Net loss per share of common stock, basic and diluted	$(3.90)	$(2.63)	$(2.82)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of December 31, 2018, 2017 and 2016 as they would be anti-dilutive:

	December 31,
	2018	2017	2016
Options and restricted stock units outstanding	4,878,461	3,865,468	2,619,679
Warrants	838,664	1,133,592	784,928

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(m)	Segment Information

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(n)	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment,” or ASU 2017-04. ASU 2017-04 allows companies to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments of the ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance as of October 1, 2018 and there was no impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. In January 2018, the Company adopted the standard using the modified retrospective method. See Note 18 for additional information on the impact of the transition on the Company’s financial statements

Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” or ASU 2018-13. ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact on its disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” or ASU 2016-02. ASU 2016-02 establishes a wholesale change to lease accounting and introduces a lease model that brings most leases on the balance sheet. It also eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provides an alternative transition method permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption rather than restating comparative periods in transition as originally prescribed by Topic 842. The new guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt this ASU in the first quarter of 2019. The Company will elect the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The Company expects to elect certain practical expedients permitted under the transition guidance. The Company currently expects that most of its operating lease commitments will be subject to the update and recognized as operating lease liabilities and right-of-use assets upon adoption. The Company expects total assets and total liabilities will materially

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

increase in the period of adoption in the range of $1.5 to $2.5 million. The Company is in the final stages of evaluating the impact the adoption of this accounting standard will have on its results of operations, cash flows and related disclosures. The Company continues to assess any potential impacts on its internal controls, business processes, and accounting policies related to both the implementation and ongoing compliance of the new guidance.

(4)	Acquisition of Gainesville Facility and Meloxicam

On April 10, 2015, the Company completed the Gainesville Transaction. The consideration paid in connection with the Gainesville Transaction consisted of $50,000 cash at closing, a $4,000 working capital adjustment and a seven-year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $19.46 per share, according to the original agreement. In addition, according to the original agreement, the Company may be required to pay up to an additional $125,000 in milestone payments including $45,000 upon regulatory approval, as well as net sales milestones related to injectable meloxicam and a percentage of future product net sales related to injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). Under the acquisition method of accounting, the consideration paid and the fair value of the contingent consideration and royalties are allocated to the fair value of the assets acquired and liabilities assumed. The contingent consideration obligation is remeasured each reporting date with changes in fair value recognized as a period charge within the statement of operations (see Note 6 for further information regarding fair value).

In December 2018, the Company entered in to an Amendment to the Purchase and Sale Agreement that restructured the $45,000 milestone to $60,000 therefore increasing the amount the Company may be required to pay Alkermes to $140,000, however, the amendment spread the payments of the development milestone over a seven year period. In addition, the Company amended the warrant agreement with Alkermes, which decreased the exercise price of the warrant to $8.26 per share.

Based on the amended terms of the Alkermes agreement, the contingent consideration consists of four separate components. The first component is (i) a $5,000 payment due January 19, 2019 (30 days after signing such amendment) and (ii) a $5,000 payment due by April 23, 2019. The second components will be payable upon certain regulatory approval and include (i) a $5,000 payment due within 180 days following regulatory approval for IV meloxicam and (ii) $45,000 payable in seven equal annual payments of approximately $6,400 beginning on the first anniversary of such approval. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, the last of which represents over 60% of these milestone payments and currently does not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future meloxicam net sales.

The fair value of the first and second contingent consideration components is estimated by applying a risk-adjusted discount rate to the probability-adjusted contingent payments and the expected approval dates. The fair value of the third contingent consideration component is estimated using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections based upon the expected revenue target attainment dates. The fair value of the fourth contingent consideration component is estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and the defined royalty percentage.

These fair values are based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration components are classified as liabilities and are subject to the recognition of subsequent changes in fair value through the results of operations.

(5)	NMBA Related License Agreement

In June 2017, the Company acquired the exclusive global rights to two novel neuromuscular blocking agents, or NMBAs, and a proprietary chemical reversal agent from Cornell University, or Cornell. The NMBAs and reversal agent are referred to herein as the NMBA Related Compounds. The NMBA Related Compounds include one novel intermediate-acting NMBA that has initiated Phase I clinical trials and two other agents, a novel short-acting NMBA, and a rapid-acting reversal agent proprietary to these NMBAs.

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

In addition, the Company is obligated to make: (i) an annual license maintenance fee payment until the first commercial sale of the NMBA Related Compounds; and (ii) milestone payments upon the achievement of certain milestones, up to a maximum, for each NMBA, of $5,000 for U.S. regulatory approval and commercialization milestones and $3,000 for European regulatory approval and commercialization milestones. The Company is also obligated to pay Cornell royalties on net sales of the NMBA Related Compounds at a rate ranging from low to mid-single digits, depending on the applicable NMBA Related Compounds and whether there is a valid patent claim in the applicable country, subject to an annual minimum royalty amount. Further, the Company will reimburse Cornell ongoing patent costs related to prosecution and maintenance of the patents related to the Cornell patents for the NMBA Related Compounds.

The Company accounted for the transaction as an asset acquisition based on an evaluation of the accounting guidance (ASC Topic 805) and considered the early clinical stage of the novel and unproven NMBA Related Compounds. The Company concluded that the acquired IPR&D of Cornell did not constitute a business as defined under ASC 805 due to the incomplete nature of the inputs and the absence of processes from a market participant perspective. Substantial additional research and development will be required to develop any NMBA Related Compounds into a commercially viable drug candidate, including completion of pre-clinical testing and clinical trials, and, if such clinical trials are successful, application for regulatory approvals and manufacturing repeatability and scale-up. There is risk that a marketable compound may not be well tolerated and may never be approved.

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2017:
Assets:
Cash equivalents
Money market mutual funds (See Note 7)	$38,959	$—	$—
Total cash equivalents	$38,959	$—	$—
Short-term investments
U.S. Treasury obligations (See Note 7)	$3,498	$—	$—
Total financial assets	$42,457	$—	$—
Liabilities:
Warrants (See Note 14(d))	$—	$—	$3,406
Contingent consideration (See Note 4)	—	—	82,413
	$—	$—	$85,819
At December 31, 2018:
Assets:
Cash equivalents
Money market mutual funds (See Note 7)	$24,720	$—	$—
Commercial paper (See Note 7)	—	2,247	—
U.S. Treasury obligations (See Note 7)	2,748	—	—
Total cash equivalents	$27,468	$2,247	$—
Liabilities:
Warrants (See Note 14(d))	$—	$—	$1,101
Contingent consideration (See Note 4)	—	—	90,912
	$—	$—	$92,013

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

The reconciliation of the contingent consideration and warrants measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2016	$3,397	$69,574
Additions	—	—
Remeasurement	9	12,839
Balance at December 31, 2017	$3,406	$82,413
Exercise of warrants	(2,589)	—
Remeasurement	284	8,499
Total at December 31, 2018	$1,101	$90,912

Current portion as of December 31, 2018	—	10,354
Long-term portion as of December 31, 2018	1,101	80,558

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The current portion of the contingent consideration represents the estimated probability adjusted fair value that is expected to become payable within one year as of December 31, 2018 (see Note 4 for additional information). The Company plans to reevaluate this classification as it progresses discussions with the FDA regarding the September 2018 resubmission of its NDA and approaches the new PDUFA date of March 24, 2019.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of December 31, 2018, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses and approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of long-term debt approximated fair value at December 31, 2018 due to the comparison of the terms of the debt, including borrowing rates available to the Company through its recently completed debt refinancing process, availability of additional term loan tranches, and maturity.

(7)	Cash Equivalents and Short-term Investments

Cash equivalents as of December 31, 2018 consist of government money market funds, commercial paper and U.S. Treasury obligations. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” or ASC 320, the Company classified its entire investment portfolio as of December 31, 2017 as available-for-sale securities with secondary or resale markets, and, as such, its portfolio was reported at fair value with unrealized gains and losses included in Comprehensive Loss in stockholders’ equity and realized gains and losses included in other income. The following is a summary of cash equivalents and available-for-sale securities:

	December 31, 2018
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$24,720	$—	$—	$24,720
Commercial paper	2,247	—	—	2,247
U.S. Treasury obligations	2,747	1	—	2,748
Total cash equivalents	$29,714	$1	$—	$29,715

	December 31, 2017
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$38,959	$—	$—	$38,959
U.S. Treasury obligations	3,499	—	(1)	3,498
Total investments	$42,458	$—	$(1)	$42,457

As of December 31, 2018 and 2017, the Company’s cash equivalents and investments had maturities ranging from one to two months. The fair value of the Company’s U.S. Treasury obligations is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, and other observable inputs. To derive the fair value of its commercial paper, the Company uses benchmark inputs and industry standard analytical models.

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

Inventory was as follows as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Raw materials	$2,611	$2,130
Work in process	4,935	3,931
Finished goods	3,440	4,488
	10,986	10,549
Provision for inventory obsolescence	(287)	(710)
	$10,699	$9,839

Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Inventory is primarily ordered to meet specific customer orders and largely reflects demand. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration and quality concerns.

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2018	December 31, 2017
Land	$3,263	$3,263
Building and improvements	17,880	15,751
Furniture, office and computer equipment	7,226	5,168
Manufacturing equipment	30,197	23,391
Construction in progress	6,078	5,326
	64,644	52,899
Less: accumulated depreciation and amortization	19,004	13,825
Property, plant and equipment, net	$45,640	$39,074

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $5,267, $4,864 and $4,993, respectively.

(10)	Intangible Assets

The following represents the balance of the intangible assets at December 31, 2018:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships	$15,500	$9,634	$5,866
In-process research and development	26,400	—	26,400
Total	$41,900	$9,634	$32,266

The following represents the balance of intangible assets at December 31, 2017:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships	$15,500	$7,050	$8,450
In-process research and development	26,400	—	26,400
Total	$41,900	$7,050	$34,850

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Amortization expense each year for the years ended December 31, 2018, 2017 and 2016 was $2,583. The amortization expense for the next two years will be $2,583 per year and $700 in the final year.

(11)	Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2018	2017
Clinical trial and related costs	$683	$383
Professional and consulting fees	672	1,010
Payroll and related costs	4,782	6,387
Property plant and equipment	1,737	216
Deferred revenue	66	546
Interest payable	—	802
Pre-commercialization scale-up costs	4,445	—
Other research and development costs	678	—
Other	1,102	553
	$14,165	$9,897

(12)	Long-Term Debt

On November 17, 2017, the Company entered into a $100,000 Credit Agreement, or the Credit Agreement, with Athyrium Opportunities III Acquisition LP, or Athyrium. The Credit Agreement provides for a term loan in the original principal amount of $60,000 funded at closing. In December 2018, the Company amended the Credit Agreement, ( as amended, the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, the $20,000 term B loan and $20,000 term C loan provided for under the Credit Agreement, which were contingent on the Company receiving approval of IV meloxicam by December 31, 2018, were restructured into (i) a $10,000 term B-1 loan, funded on December 28, 2018; (ii) a $15,000 term B-2 loan, the B-2 Loan; and (iii) a $15,000 term C loan, the Term C Loan.  The Term B-2 Loan may be drawn upon on or before September 30, 2019 provided that the Company receives regulatory approval of IV meloxicam and will have at least $20,000 in unrestricted cash after payment of the milestone payment due to Alkermes. The Term C Loan may be drawn upon at any time on or prior to March 31, 2020 provided that the Term B-2 loan has been drawn upon and net sales of IV Meloxicam achieve $20,000 for the most recent trailing twelve-month period. The maturity date of the Credit Agreement is November 17, 2022, the five-year anniversary of the closing.

The Term Loans will bear interest at a rate equal to the three-month LIBOR rate, with a 1% floor plus 9.75% per annum, with quarterly, interest-only payments until the maturity date. The unpaid principal amount of the Term Loans is due and payable on the maturity date. In addition, in accordance with the Credit Agreement the Company will have to pay a 1% exit fee, which at the current outstanding loan balance is $700, and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan. In addition, if there is an early repayment, there is a sliding scale of prepayment penalties beginning with a 10% penalty and including a make-whole interest payment through the anniversary of the first two years.

The Amended Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis. As of December 31, 2018, the Company was in compliance with the covenants.

As of December 31, 2018, the remaining payments due under the Amended Credit Agreement include a principal payment of $70,000 and an exit fee of $700 due at the maturity date.

In connection with the Credit Agreement, the Company issued warrants to each of Athyrium and its affiliate, Athyrium Opportunities II Acquisition LP, or Athyrium II, to purchase an aggregate of 348,664 shares of the Company’s common stock, with an exercise price of $8.6043 per share. In connection with the Amended Credit Agreement, the warrants were amended to decrease the exercise price to $6.84 per share. See Note 14(d) for additional information. The warrants are exercisable through November 17, 2024. The initial fair value of the warrant and revaluation adjustment from the repricing of the warrants of $2,232 was recorded as debt issuance costs.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

In addition, the Company recorded debt issuance costs for the Amended Credit Agreement of $4,439 at original signing and an amendment fee of $500 as well as certain other fees and expenses in December 2018, which, along with the fair value of warrants, are being amortized using the effective interest method over the term of the Amended Credit Agreement. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2018, the effective interest rate was 16%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the debt issuance costs.

 The components of the carrying value of the debt as of December 31, 2018, are detailed below:

Principal balance outstanding	$70,000
Unamortized deferred issuance costs	(5,893)
Exit fee accretion	136
Total	$64,243

The Company used proceeds from the Credit Agreement to (i) repay in full all outstanding indebtedness under its previous credit facility, dated April 10, 2015, between the Company’s subsidiary, Recro Gainesville LLC and OrbiMed Royalty Opportunities II, LP, or the OrbiMed Credit Agreement of $31,767, which included the remaining debt principal balance of $27,347 and early termination charges of $4,420 and (ii) pay transaction fees associated with the Credit Agreement of $4,178.

Associated with the refinancing of the OrbiMed Credit Agreement and in accordance with ASC 405-20 “Extinguishments of Liabilities”, in the twelve months ended December 31, 2017, the Company recorded a loss on extinguishment of $6,772, which is reflected in the interest expense line within the Consolidated Statement of Operations and Comprehensive Loss.

The Company recorded debt issuance cost amortization related to the credit agreements of $1,313, $771 and $907, for the years ended of December 31, 2018, 2017 and 2016, respectively.

(13)	Commitments and Contingencies
(a)	License and Supply Agreements

The Company is party to an exclusive license with Orion for the development and commercialization of Dexmedetomidine, or Dex, for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($23,460 as of December 31, 2018) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through December 31, 2018, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine, or Fado, for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($13,961 as of December 31, 2018) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through December 31, 2018, no such milestones have been achieved.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The Company is party to a license agreement with Cornell University for the exclusive license of the NMBA Related Compounds. Under the terms of the agreement, the Company will pay Cornell an initial upfront fee and Cornell is also entitled to receive additional milestone payments, annual license maintenance fees as well as royalties. See Note 5 for further information regarding these payment obligations.

(b)	Contingent Consideration for the Gainesville Transaction

Pursuant to the purchase and sale agreement and subsequent amendment governing the Gainesville Transaction, the Company agreed to pay to Alkermes up to an additional $140,000 in milestone payments including $50,000 upon regulatory approval payable over a seven year period, as well as net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent).

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

On May 31, 2018, a securities class action lawsuit was filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by the Company concerning the NDA for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers and directors as defendants. On February 8, 2019, the Company filed a motion to dismiss the amended complaint in its entirety. The Company believes that the lawsuit is without merit and intends to vigorously defend against it. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to the Company.

(d)	Leases

The Company is a party to various operating leases in Malvern, Pennsylvania, Gainesville, Georgia and Dublin, Ireland for office, manufacturing, and chemistry, manufacturing and controls development space. The Company is also a party to operating leases for office equipment and storage. Rent expense includes rent as well as additional operating and tenant improvement expenses.

As of December 31, 2018, future minimum lease payments excluding operating expenses and tenant improvements for the leases, are as follows:

2019	$781
2020	613
2021	523
2022	529
2023 and thereafter	403
Total	$2,849

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(e)	Purchase Commitments

As of December 31, 2018, the Company had outstanding non-cancelable and cancelable purchase commitments of $26,763 related to inventory, capital expenditures and other goods and services, including pre-commercial/manufacturing scale-up and clinical activities.

(f)	Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of December 31, 2018, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $461 from that date through calendar year 2019.

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

On December 29, 2017, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, $0.01 par value per share, having an aggregate offering price of up to $40,000 through Cowen, as the placement agent. As of December 31, 2018, the Company did not have any sales of common stock under the Sales Agreement.

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

On March 2, 2018, the Company entered into a common stock purchase agreement, or the 2018 Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth in the 2018 Purchase Agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate of $20,000 of its shares of common stock over the approximately 30-month term of the 2018 Purchase Agreement. On the execution of the 2018 Purchase Agreement, the Company agreed to issue 33,040 shares of common stock to Aspire Capital with a fair value of $357 as consideration for entering into the 2018 Purchase Agreement.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

As of December 31, 2018, the Company sold 1,950,000 shares of common stock under the 2018 Purchase Agreement for proceeds of $16,999, at an average per share price of $8.72.

On February 19, 2019, the Company entered into a common stock purchase agreement, or the 2019 Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate of $20,000 of its shares of common stock over the approximately 30-month term of the Purchase Agreement. On the execution of the 2019 Purchase Agreement, the Company agreed to issue 34,762 shares of common stock to Aspire Capital as consideration for entering into the 2019 Purchase Agreement.

(c)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of December 31, 2018, no preferred stock was issued or outstanding.

(d)	Warrants

As of December 31, 2018, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

Number of Shares	Exercise Price per Share	Expiration Date
140,000	$12.00	March 2019
350,000	$8.26	April 2022
348,664	$6.84	November 2024

The warrants to purchase 140,000 and 348,664 shares related to Aegis Capital Corporation and Athyrium, respectively, are equity classified. During the year ended December 31, 2017, the Company recorded Athyrium equity classified warrants of $1,966, which is the fair value of $2,143 net of the related tax effect of $177. During the year ended December 31, 2018, the Company revalued these warrants and increased the fair value by $89 due to the renegotiation and repricing of the warrants.

The warrant to purchase 350,000 shares related to Alkermes, is liability classified since it contains a contingent net cash settlement feature. The fair value will be remeasured through settlement or expiration with changes in fair value recognized as a period charge within the statement of operations.

The following table summarizes the fair value and the assumptions used for the Black-Scholes option-pricing model for the liability classified warrants:

	December 31, 2018	December 31, 2017
Fair value	$1,101	$3,406
Expected dividend yield	—%	—%
Expected volatility	69%	75%
Risk-free interest rates	2.49%	2.09%
Remaining contractual term	3.25 years	4.25 years

Each of the warrant agreements include usual and customary standard antidilution provisions and the Athyrium and Aegis agreements contains additional antidilution provisions as well.

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

The Company’s comprehensive loss is shown on the Consolidated Statements of Operations and Comprehensive Loss as of December 31, 2018, 2017 and 2016 and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities. The total comprehensive loss for the twelve months ended December 31, 2018, 2017 and 2016 was $79,722, $50,081 and $30,205, respectively. There was no tax effect for the twelve months ended December 31, 2018, 2017 or 2016 of other comprehensive loss.

(16)	Stock-Based Compensation

The Company established the 2008 Stock Option Plan, or the 2008 Plan, which allows for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. As of December 31, 2018, no stock appreciation rights have been issued. Subsequent to adoption, the 2008 Plan was amended to increase the authorized number of shares available for grant to 444,000 shares of common stock. This plan expired in 2018. In October 2013, the Company established the 2013 Equity Incentive Plan, or the 2013 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. In June 2015, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan, or the A&R Plan, which amended and restated the 2013 Plan and increased the aggregate amount of shares available for issuance to 2,000,000. On December 1st of each year, pursuant to the “Evergreen” provision of the A&R Plan, the number of shares available under the plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year. In December 2018, 2017 and 2016, the number of shares available for issuance under the A&R Plan was increased by 1,082,972, 956,341, and 619,181, respectively. The total number of shares authorized for issuance under the A&R plan as of December 31, 2018 is 8,119,709.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of December 31, 2018, 3,777,352 shares are available for future grants under the 2013 Plan.

The weighted average grant-date fair value of the options awarded to employees during the years ended December 31, 2018, 2017 and 2016 was $5.95, $5.44 and 5.08, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	December 31,
	2018	2017	2016
Range of expected option life	5.5 - 6 years	6 years	6 years
Expected volatility	73.26% - 82.00%	75.10 - 84.71%	82.47%
Risk-free interest rate	2.32 - 3.03%	1.87 - 2.27%	1.07 - 2.09%
Expected dividend yield	—	—	—

The following table summarizes stock option activity during the years ended December 31, 2018 and 2017:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2016	2,611,929	$7.01	7.4 years
Granted	1,105,170	7.62
Exercised	(7,756)	6.86
Expired/forfeited/cancelled	(114,468)	7.89
Balance, December 31, 2017	3,594,875	$7.17	7.1 years
Granted	949,861	8.92
Exercised	(355,312)	5.17
Expired/forfeited/cancelled	(414,359)	8.81
Balance, December 31, 2018	3,775,065	$7.62	7.4 years
Vested	2,259,870	$7.24	6.6 years
Vested and expected to vest	3,775,065	$7.62	7.4 years

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Included in the table above are 980,000 options granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The following table summarizes restricted stock units activity during the years ended December 31, 2018 and 2017.

Number of shares
Balance, December 31, 2016	7,750
Granted	369,043
Vested and settled	(104,450)
Expired/forfeited/cancelled	(1,750)
Balance, December 31, 2017	270,593
Granted	1,011,487
Vested and settled	(133,268)
Expired/forfeited/cancelled	(45,416)
Balance, December 31, 2018	1,103,396
Expected to vest	870,622

Included in the table above are 47,000 time-based RSUs granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

In January 2018, the Company granted 242,396 time-based RSUs, which vest over four years. In March 2018, the Company granted 240,224 performance-based RSUs, which vesting is based on attaining 2018 financial, clinical and operational goals. In January 2019, 12,193 of the 2018 performance-based RSUs vested, which resulted in stock compensation expense of $136. The remaining 2018 performance-based RSUs were forfeited and cancelled due to failure to meet the 2018 performance goals.

In June 2018, the Company granted 444,418 time-based RSUs, which vest in two installments at nine and 18 months from the grant date, as part of a key employee retention plan, excluding the Named Executive Officers.

Stock-based compensation expense for the twelve months ended December 31, 2018, 2017 and 2016 was $7,129, $5,546 and $3,889, respectively.

As of December 31, 2018, there was $12,181 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 1.9 years. As of December 31, 2018, there was $2,588 of unrecognized compensation expense related to unvested performance-based RSUs that will be expensed if the performance criteria are met.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of December 31, 2018, the aggregate intrinsic value of the vested and unvested options was $2,189 and $191, respectively

In January 2019, the Company granted 1,184,655 options at a price of $7.99 per share, as well as 328,985 time-based restricted stock units, which vest over four years, and 299,950 performance-based restricted stock units, which vesting is based on 2019 financial, clinical, and operational goals. These grants are not included in the above tables.

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates performance of its reportable segments based on revenue and operating loss. The Company does not allocate interest income, interest expense or income taxes to its operating segments.

The following table summarizes segment information as of and for the years ended December 31, 2018, 2017 and 2016:

	For the Year ended December 31,
	2018	2017	2016
Revenues:
CDMO	$77,347	$71,834	$69,337
Acute Care	—	—	—
Total	$77,347	$71,834	$69,337

Operating income (loss):
CDMO	$24,940	$25,409	$24,232
Acute Care	(78,983)	(65,720)	(50,005)
Total	$(54,043)	$(40,311)	$(25,773)

Depreciation and amortization:
CDMO	$7,455	$7,376	$7,572
Acute Care	395	71	4
Total	$7,850	$7,447	$7,576

Capital expenditures:
CDMO	$7,154	$5,405	$3,735
Acute Care	3,372	767	35
Total	$10,526	$6,172	$3,770

	December 31,	December 31,
	2018	2017
Total goodwill:
CDMO	$4,319	$4,319
Acute Care	2,127	2,127
Total	$6,446	$6,446

Total assets:
CDMO	$87,879	$78,136
Acute Care	67,614	108,090
Total	$155,493	$186,226

(18)	Revenue Recognition

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

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Upon adoption, the Company recorded a decrease of $2,818 to the opening balance of accumulated deficit as of January 1, 2018. This adjustment resulted from a change in revenue recognition associated with a variable portion of certain of its royalty revenue.  Under the new accounting standard, estimated royalty revenue to be received in the future that is deemed predominantly related to product sales rather than the license for intellectual property, is included as a component of the product sale transaction consideration to the extent such consideration is not probable of significant reversal.  Prior to adoption of the new guidance, the Company recognized this royalty revenue in the period the products were sold by the commercial partner.

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

The impact of the adoption of ASU 2014-09 on the Company’s condensed consolidated statement of operations and condensed consolidated balance sheet was as follows:

	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported
	Twelve Months Ended December 31, 2018
Revenue	$75,901	$1,446	$77,347
Net loss	(81,169)	1,446	(79,723)

	December 31, 2018
	Previous Revenue Standard	Adoption of ASU 2014-09	As Reported
Contract assets	$—	$5,201	$5,201
Total assets	150,292	5,201	155,493

Accumulated deficit	(193,454)	5,201	(188,253)
Total shareholders' equity (deficit)	(24,701)	5,201	(19,500)
Total liabilities and shareholders' equity	150,292	5,201	155,493

As of December 31, 2018, as a result of the Company recording a full valuation allowance against its domestic deferred taxes during 2018, the impact to deferred income taxes related to the adoption of ASU 2014-09 was reversed.

Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. Contract assets were $5,201 and $3,755 at December 31, 2018 and January 1, 2018, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers or actual net product sale amounts reported by the commercial partner for the period. For the twelve months ended December 31, 2018, actual net product sale amounts reported by the Company’s commercial partner exceeded estimates of royalty amounts attributed to manufactured product shipped as of January 1, 2018 for the related arrangements by approximately $817.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

The following table presents changes in the Company’s contract assets for the twelve months ended December 31, 2018:

Contract asset, beginning of year	$3,755
Change in estimate arising from changes in transaction price	817
Reclassification of contract asset to receivables, as the result of rights to consideration becoming unconditional	(4,572)
Contract assets recognized	5,201
Contract asset, end of period	$5,201

The following table disaggregates revenue by business segment and timing of revenue recognition:

	Twelve Months Ended December 31, 2018
	Point in time	Over time	Total
CDMO	$76,270	$1,077	$77,347
Acute Care	—	—	—
Revenue	76,270	1,077	77,347

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

(19)	Income Taxes

The components of loss before income tax are as follows:

	December 31,
	2018	2017	2016
Domestic	$(32,126)	$(24,353)	$1,207
Foreign	(30,161)	(27,607)	(32,519)
Loss before income taxes	$(62,287)	$(51,960)	$(31,312)

The components of income tax provision (benefit) are as follows:

	December 31,
	2018	2017	2016
Current:
Federal	$(131)	$(190)	$298
State and local	1	—	18
Foreign	—	—	—
	(130)	(190)	316
Deferred:
Federal	$(7,620)	$(705)	$(1,607)
State and local	(3,654)	(985)	184
Foreign	(3,770)	3,450	4,065
	(15,044)	1,760	2,642
Change in valuation allowance	32,610	(3,450)	(4,065)
	$17,436	$(1,880)	$(1,107)

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	34.0%	34.0%
Foreign tax rate differential	(4.1)%	(11.4)%	(22.3)%
State taxes, net of federal benefit	5.9%	1.9%	(0.1)%
Nondeductible expenses	0.1%	0.2%	0.5%
Research and development credits	1.5%	0.9%	4.5%
Change in federal tax rate	—	(15.2)%	—
Change in valuation allowance	(52.4)%	(6.6)%	(13.1)%
Other	—	(0.2)%	—
Effective income tax rate	(28.0)%	3.6%	3.5%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2018	2017
Net operating loss carryforwards	$17,923	$10,704
Research and development credits	4,307	3,389
Capitalized start-up costs	1,489	1,431
Intangibles	3,194	2,236
Contingent consideration	9,816	6,588
Stock-based compensation	4,797	2,873
Interest expense	1,370	—
Other temporary differences	288	430
Gross deferred tax asset	43,184	27,651
Valuation allowance	(40,417)	(7,830)
Net deferred tax asset	2,767	19,821
Deferred tax liability	(2,767)	(1,248)
Net deferred taxes	$—	$18,573

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

In 2018, the Company evaluated the need for a valuation allowance against its U.S. and state deferred tax assets based on the available positive and negative evidence available.  An important aspect of objective negative evidence evaluated was the Company’s historical operating results over the prior three-year period. The Company is in a cumulative three year loss and during the quarter ended December 31, 2018, the Company renegotiated the terms of its milestone payments to be received from Alkermes, and as such a net income position is now not expected for 2019.  This significantly renegotiated contract, coupled with the FDA’s declining to approve meloxicam for commercialization earlier in 2018, created a greater level of negative evidence during the quarter ended December 31, 2018 as compared to prior periods.  The objective evidence presented by the cumulative losses in recent years coupled with the recent renegotiated contract  is difficult to overcome and would require a substantial amount of objectively verifiable positive evidence of future income to support the realizability of the Company’s U.S. and state deferred tax assets.  While positive evidence exists by way of the Company’s plan to continue its efforts to commercialize meloxicam, management concluded that the negative evidence now outweighs the positive evidence.  Thus, it is more likely than not that the Company’s U.S. and state deferred tax assets will not be realized and a full valuation allowance was recognized against the Company’s U.S. and state deferred tax assets during the three months ended December 31, 2018.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

Additionally, the Company believes that it is more likely than not that the Company’s deferred income tax asset associated with its foreign net operating losses will not be realized in the immediate future. As such, there is a full valuation allowance against the net deferred tax assets associated with foreign operations as of December 31, 2018 and 2017.

The following table summarizes carryforwards of Federal net operating losses and tax credits as of December 31, 2018:

	Amount	Expiration
Federal net operating losses - 2008 to 2017	$8,200	2028 – 2038
Federal net operating losses - 2018	13,058	No expiration
State net operating losses	24,141	2028 – 2038
Foreign net operating losses	92,808	No expiration
Federal and state research and development credits	4,307	2028 – 2038

Under the Tax Reform Act of 1986, as amended (the “Act”), the utilization of a corporation’s net operating loss and research and development tax credit carryforwards is limited following a greater than 50% change in ownership during a three-year period. Any unused annual limitation may be carried forward to future years for the balance of the carryforward period. The Company has done an analysis to determine whether or not ownership changes, as defined by the Act, have occurred since inception. The Company determined that it experienced ownership changes, as defined by the Act, during the 2008, 2014 and 2016 tax years as a result of past financings; accordingly, the Company’s ability to utilize the aforementioned carryforwards will be limited. In addition, state net operating loss carryforwards may be further limited, including in Pennsylvania, which has a limitation of 30%, 35% or 40% of taxable income after modifications and apportionment on state net operating losses utilized in any one year during tax years beginning during 2017, 2018 or 2019 going forward, respectively.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.  Due to net operating loss and tax credit carry forwards that remain unutilized, income tax returns for tax years from inception through 2016 remain subject to examination by the taxing jurisdictions.

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”) was signed into law.  The Tax Act contains significant changes to corporate taxation, including (i) the reduction of the corporate income tax rate to 21%, (ii) the acceleration of expensing for certain business assets, (iii) the one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system, (iv) additional limitations on the deductibility of interest expense, and (v) expanded limitations on executive compensation. The most significant impacts on the Company are as follows:

•

The Company remeasured its existing U.S. federal deferred tax assets and liabilities at the rate that the Company expects to be in effect when those deferred taxes will be realized, which is now 21%.  In 2017, the Company recognized a one-time net expense from the deferred tax remeasurement of approximately $7,900.

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

•

Given our taxable losses in the U.S., we will be limited in our ability to deduct interest expense, and any disallowed interest expense for 2018 and tax years following will result in an indefinite carry forward until such time as we meet the taxable income thresholds required to deduct interest expense.

Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Act ("SAB 118"), the SEC gave issuers a one year measurement period to finalize accounting adjustments related to the act.  For the year-ended December 31, 2017, the Company disclosed it was unable to determine a reasonable estimate of the decrease to its stock compensation deferred tax asset, if any, under the Tax Act due to expanded limitations on the deductibility of executive compensation.  The Company has subsequently determined there were no material changes required related to any provisional amounts recorded and the measurement period under SAB 118 has closed.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(20)	Related Party Transactions

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

During 2016, certain of the Company’s executive officers, its CEO, its Senior Vice President, Development and its Senior Vice President, Regulatory Affairs and Quality Assurance, who is also the CEO's sister, provided minimal consulting services from time to time to MCG. Until December 31, 2016, the Company was a party to a Master Consulting Services Agreement with MCG. Pursuant to the agreement, MCG provided the Company with certain consulting services for a fee based upon hourly rates previously approved by the Company’s Board of Directors. In consideration for such services, the Company recorded $363 of expenses for the twelve months ended December 31, 2016. A portion of these amounts were used during 2016 to pay a portion of the respective salaries of MCG employees that, as described above, included immediate family members of the Company’s CEO.

Until December 31, 2016, the Company was party to an Office Services Agreement with MCG for the lease of an aggregate of 8,458 square feet of office and lab space located at its Malvern, Pennsylvania facility and the provision of IT services and general office support. Pursuant to the Office Services Agreement, the Company paid MCG $206 in the twelve months ended 2016. The Company terminated this agreement on December 31, 2016 and is now a party to a six-year lease directly with the landlord of the Company’s Malvern, Pennsylvania facility (see Note 13).

As of December 31, 2016, the Company terminated the Master Consulting Agreement and the Office Services Agreement and MCG no longer provides any services or has any contracts with the Company.

The Company’s Senior Vice President, Regulatory and Quality, who is the CEO’s sister, has held that position since 2014. Effective January 1, 2017, the CEO’s sister-in-law and brother, respectively, terminated their employment with MCG and were hired as the Company’s Director of Human Resources and the Company’s Vice President, Manufacturing. The Company’s Board of Directors approved these hires consistent with the Company’s related person transaction policy

A Non-Executive Director of the Company’s Irish subsidiary is a Managing Director and a majority shareholder of HiTech Health Ltd, or HiTech Health, a consultancy firm for the biotech, pharmaceutical and medical device industry. Since 2016, HiTech Health has provided the Company with certain consulting services and in November 2017 both parties entered into a Service Agreement to engage in both regulatory and supply chain project support and consultancy. In consideration for such services, the Company recorded $309 and $151 of expenses for the twelve months ended December 31, 2018 and 2017, respectively. A portion of the amount relates to consultancy services provided by the Non-Executive Director.

(21)   Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the 401(k) Plan) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the year ended December 31, 2018, 2017 and 2016 were $1,338, $1,160 and $711, respectively.