Form 10-Q
period 2019-03-31
Recro Pharma, Inc.
filed 2019-05-10
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-36329

Recro Pharma, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	26-1523233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

490 Lapp Road, Malvern, Pennsylvania	19355
(Address of principal executive offices)	(Zip Code)

(484) 395-2470

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.01	REPH	Nasdaq Capital Market

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

As of May 8, 2019, there were 22,181,119 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$45,981	$38,514
Short-term investments	12,034	—
Accounts receivable	16,218	12,866
Contract asset	5,108	5,201
Inventory	10,168	10,699
Prepaid expenses and other current assets	5,128	3,861
Total current assets	94,637	71,141
Property, plant and equipment, net	46,622	45,640
Right-of-use asset	1,693	—
Intangible assets, net	31,620	32,266
Goodwill	6,446	6,446
Total assets	$181,018	$155,493
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,540	$4,510
Accrued expenses and other current liabilities	10,137	14,165
Current operating lease liability	636	—
Current portion of contingent consideration	5,235	10,354
Total current liabilities	26,548	29,029
Long-term debt, net	105,939	64,243
Warrants and other long-term liabilities	838	1,163
Long-term operating lease liability	1,136	—
Long-term portion of contingent consideration	65,585	80,558
Total liabilities	200,046	174,993
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 50,000,000 shares; issued and outstanding, 22,133,388 shares at March 31, 2019 and 21,799,961 shares at December 31, 2018	221	218
Additional paid-in capital	170,982	168,535
Accumulated deficit	(190,230)	(188,253)
Accumulated other comprehensive loss	(1)	—
Total shareholders’ equity	(19,028)	(19,500)
Total liabilities and shareholders’ equity	$181,018	$155,493

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2019	2018
Revenue	$25,065	$19,542
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	14,391	10,490
Research and development	9,554	8,442
General and administrative	14,179	9,518
Amortization of intangible assets	646	646
Change in warrant valuation	(263)	773
Change in contingent consideration valuation	(15,092)	2,520
Total operating expenses	23,415	32,389
Operating income (loss)	1,650	(12,847)
Other income (expense):
Interest income	138	142
Interest expense	(3,765)	(2,103)
Net loss before income taxes	(1,977)	(14,808)
Income tax benefit	—	2,353
Net loss	$(1,977)	$(12,455)

Per share information:
Net loss per share of common stock, basic	$(0.09)	$(0.65)
Net loss per share of common stock, diluted	$(0.10)	$(0.65)
Weighted average common shares outstanding, basic	21,918,175	19,219,257
Weighted average common shares outstanding, diluted	21,978,606	19,219,257

Net loss	$(1,977)	$(12,455)
Other comprehensive loss:
Unrealized gain/(loss) on available-for-sale securities	(1)	—
Comprehensive loss	$(1,978)	$(12,455)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2019
	Common Stock		Additional		Accumulated other
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	comprehensive loss	Total
Balance, December 31, 2018	21,799,961	$218	$168,535	$(188,253)	$—	$(19,500)
Stock-based compensation expense	—	—	2,826	—	—	2,826
Stock option exercise	29,750	—	185	—	—	185
Issuance of restricted stock units, net of shares withheld for income taxes	268,915	3	(865)	—	—	(862)
Issuance of common stock for equity facility	34,762	—	301	—	—	301
Change in other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(1,977)	—	(1,977)
Balance, March 31, 2019	22,133,388	$221	$170,982	$(190,230)	$(1)	$(19,028)

For the Three Months Ended March 31, 2018
	Common Stock		Additional		Accumulated other
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	comprehensive loss	Total
Balance, December 31, 2017	19,127,435	$191	$140,006	$(111,348)	$(1)	$28,848
Stock-based compensation expense	—	—	1,584	—	—	1,584
Stock option exercise	14,575	—	65	—	—	65
Issuance of restricted stock units, net of shares withheld for income taxes	25,364	—	(86)	—	—	(86)
Sale of common stock under equity facility, net of transaction costs	383,040	4	3,798	—	—	3,802
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	(12,455)	—	(12,455)
Cumulative effect of adoption of new accounting standards, net of tax	—	—	—	2,818	—	2,818
Balance, March 31, 2018	19,550,414	$195	$145,367	$(120,985)	$(1)	$24,576

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(amounts in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(1,977)	$(12,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,826	1,584
Non-cash interest expense	1,017	319
Depreciation expense	1,440	1,216
Amortization	646	646
Change in warrant valuation	(263)	773
Change in contingent consideration valuation	(15,092)	2,520
Deferred income taxes	—	(2,353)
Changes in operating assets and liabilities:
Inventory	531	(189)
Contract asset	93	(1,753)
Prepaid expenses and other current assets	(963)	912
Right-of-use asset	173	—
Accounts receivable	(3,352)	(147)
Accounts payable, accrued expenses and other liabilities	2,612	(5,870)
Operating lease liability	(175)	—
Net cash used in operating activities	(12,484)	(14,797)
Cash flows from investing activities:
Purchase of property and equipment	(2,932)	(1,654)
Purchase of short-term investments	(12,021)	(4,981)
Proceeds from maturity of investments	—	3,500
Acquisition of license agreement	(82)	—
Net cash used in investing activities	(15,035)	(3,135)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount of $11,400	43,600	—
Payment of deferred financing costs	(2,936)	(261)
Proceeds from sale of common stock, net of transaction costs	—	3,514
Payments of withholdings on shares withheld for income taxes	(864)	(86)
Payment of contingent consideration	(5,000)	—
Proceeds from option exercise	186	65
Net cash provided by financing activities	34,986	3,232
Net decrease in cash and cash equivalents	7,467	(14,700)
Cash and cash equivalents, beginning of period	38,514	60,984
Cash and cash equivalents, end of period	$45,981	$46,284
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,734	$2,546
Purchase of property, plant and equipment included in accrued expenses and accounts payable	$2,071	$249
Retirement of fully depreciated property, plant and equipment	$—	$30
Common stock issued in connection with equity facility	$301	$357

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1)	Background

Recro Pharma, Inc., or the Company, was incorporated in Pennsylvania on November 15, 2007. The Company is a pharmaceutical company that operates through two business segments: a revenue-generating contract development and manufacturing, or CDMO, segment and an Acute Care segment. Each of these segments are deemed to be reportable segments (see Note 3(m) and Note 17). The CDMO segment leverages the Company’s formulation expertise to develop and manufacture pharmaceutical products using the Company’s proprietary delivery technologies for commercial partners who commercialize or plan to commercialize these products and the Acute Care segment develops proprietary product candidates including intravenous, or IV, Meloxicam, for which the Company is pursuing resolution of a Complete Response Letter, or CRL, received from the U.S. Food and Drug Administration, or FDA, regarding the New Drug Application, or NDA, for IV meloxicam.

In April 2019, after receipt of the second CRL for IV meloxicam, the Company announced it had implemented a strategic restructuring initiative, and corresponding reduction in workforce, aimed at reducing operating expenses, while maintaining key personnel needed to partner and obtain FDA approval of IV meloxicam.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses from operations since inception and has an accumulated deficit of $190,230 as of March 31, 2019. Although its CDMO segment has been profitable, the Company anticipates incurring additional losses until such time when its development costs are reduced and/or partners have been obtained or alternative structures have been put in place for its product candidates. Additional financing may be needed by the Company to fund its operations and to repay the principal on its debt. The Company may raise such capital through debt refinancing, bank or other loans, sale of assets, spin-off transactions, strategic research and development, licensing and/or other partnering transactions, or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of its common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business. The Company’s future operations are highly dependent on a combination of factors, including (i) the continued profitability of the CDMO segment; (ii) the timely and successful completion of additional financing and/or alternative sources of capital, debt, spin-off transactions, partnering or out-licensing transactions; (iii) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately, (iv) regulatory approval and market acceptance of the Company’s proposed future products, including IV meloxicam. Management believes that it is probable that the Company will be able to meet its obligations as they become due within one year after the date the financial statements are issued.

(3)	Summary of Significant Accounting Principles
(a)	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

The Company performs its annual goodwill and indefinite-lived intangible asset impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting units, anticipated changes in industry and market conditions, including recent tax reform, intellectual property protection, and competitive environments. Due to the receipt of the CRL in March 2019, an indicator of potential impairment, the Company performed an impairment test as of March 31, 2019, which indicated that there was no impairment to goodwill or indefinite-lived intangible assets. The Company will perform its annual test as of November 30, 2019.

(g)	Revenue Recognition

The Company generates revenues from manufacturing, packaging, research and development, and related services for multiple pharmaceutical companies through its CDMO segment. The agreements that the Company has with its commercial partners provide for manufacturing revenues, sales-based royalties and/or profit-sharing components.  The Company’s revenue policies listed below are reflective of Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Customers,” or ASU 2014-09, which the Company adopted effective January 1, 2018.

Manufacturing and other related services revenue is recognized upon transfer of control of a product to a customer, generally upon shipment, based on a transaction price that reflects the consideration the Company expects to be entitled to as specified in the agreement with the commercial partner, which could include pricing and volume-based adjustments.

In addition to manufacturing and packaging revenue, certain customer agreements may have intellectual property sales-based royalties and/or profit-sharing consideration, collectively referred to as royalties, computed on the net product sales of the commercial partner. Royalty revenues are generally recognized under the terms of the applicable license, development and/or supply agreement. For arrangements that include sales-based royalties where the license for intellectual property is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue when the related sales occur by the commercial partner.  For arrangements that include sales-based royalties where the license for intellectual property is not deemed to be the predominant item to which the royalties relate, the Company recognizes revenue upon transfer of control of the manufactured product.  In these cases, significant judgment is required to calculate this estimated variable consideration using the most-likely amount method based on historical customer pricing and deductions and is partially constrained due to items that are outside of the Company’s control including the uncertainty of the timing of future commercial partner sales, mix of volume, customer stocking and ordering patterns, as well as unforeseen price adjustments made by the Company’s commercial partners.

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

The Company’s CDMO segment is dependent on its relationships with a small number of commercial partners, with its four largest customers having generated 98% of its revenues for three months ended March 31, 2019. A portion of the Company’s revenues are dependent on U.S. based customers selling to end-users outside the United States.

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

The Company measures employee stock-based awards at grant-date fair value and recognizes employee compensation expense on a straight-line basis over the vesting period of the award. The Company accounts for forfeitures as they occur.

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

Dilutive common stock equivalents for the three months ended March 31, 2019 include warrants using the treasury stock method. The diluted loss per common share calculation is further affected by an add-back of change in fair value of warrant liability to the numerator under the assumption that the change in fair value of warrant liability would not have been incurred if the warrants had been converted into common stock. For the three months ended March 31, 2018, the outstanding common stock options, warrants and unvested restricted stock units have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2019	2018
Basic Loss Per Share
Net loss	$(1,977)	$(12,455)
Weighted average common shares outstanding, basic	21,918,175	19,219,257
Net loss per share of common stock, basic	$(0.09)	$(0.65)
Diluted Loss Per Share
Net loss	$(1,977)	$(12,455)
Add change in warrant valuation	(263)	—
Diluted net loss	$(2,240)	$(12,455)
Weighted average common shares outstanding, basic	21,918,175	19,219,257
Add shares from outstanding warrants	60,431	—
Weighted average common shares outstanding, diluted	21,978,606	19,219,257
Net loss per share of common stock, diluted	$(0.10)	$(0.65)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2019 and 2018, as they would be anti-dilutive:

	March 31,
	2019	2018
Options and restricted stock units outstanding	6,249,662	4,973,043
Warrants	698,664	1,133,592

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(m)	Segment Information

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” or ASU 2016-02. ASU 2016-02 establishes a wholesale change to lease accounting and introduces a lease model that brings most leases on the balance sheet. It also eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provides an alternative transition method permitting the recognition of a cumulative-effect adjustment on the date of adoption rather than restating comparative periods in transition as originally prescribed by Topic 842. The new guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance as of January 1, 2019. The Company elected the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company opted to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and certain other practical expedients, including the use of hindsight to determine the lease term for existing leases and in assessing impairment of the right-of-use asset, and the exception for short-term leases. For its current classes of underlying assets, the Company did not elect the practical expedient under which the lease components would not be separated from the nonlease components. At January 1, 2019, the Company recorded a right-of-use asset of $1,866 and an operating lease liability of $1,947. For additional information regarding how the Company is accounting for leases under the new guidance, refer to Note 13 (d).

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

In December 2018, the Company entered in to an Amendment to the Purchase and Sale Agreement that restructured the $45,000 milestone to $60,000 therefore increasing the amount the Company may be required to pay Alkermes to $140,000, however, the amendment spread the payments of the development milestone over a seven-year period. In addition, the Company amended the warrant agreement with Alkermes, which decreased the exercise price of the warrant to $8.26 per share.

Based on the amended terms of the Alkermes agreement, the contingent consideration consists of four separate components. The first component is (i) a $5,000 payment made in the first quarter of 2019 and (ii) a $5,000 payment due in the second quarter of 2019. The second components will be payable upon certain regulatory approval and include (i) a $5,000 payment due within 180 days following regulatory approval for IV meloxicam and (ii) $45,000 payable in seven equal annual payments of approximately $6,400 beginning on the first anniversary of such approval. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, the last of which represents over 60% of these milestone payments and currently does not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future meloxicam net sales. During the three months ended March 31, 2019, the Company paid the first milestone payment of $5,000 to Alkermes.

The fair value of the remaining first and second contingent consideration components is estimated by applying a risk-adjusted discount rate to the probability-adjusted contingent payments and the expected approval dates. The fair value of the third contingent consideration component is estimated using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections based upon the expected revenue target attainment dates. The fair value of the fourth contingent consideration component is estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and the defined royalty percentage.

These fair values are based on significant inputs not observable in the market, which are referred to in the guidance as Level 3 inputs. The contingent consideration components are classified as liabilities and are subject to the recognition of subsequent changes in fair value through the results of operations.

(5)	NMBA Related License Agreement

In June 2017, the Company acquired the exclusive global rights to two novel neuromuscular blocking agents, or NMBAs, and a proprietary reversal agent from Cornell University, or Cornell. The NMBAs and reversal agent are referred to herein as the NMBA Related Compounds. The NMBA Related Compounds include one novel intermediate-acting NMBA that has initiated Phase I clinical trials and two other agents, a novel short-acting NMBA, and a rapid-acting reversal agent specific to these NMBAs.

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

•	Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2018:
Assets:
Cash equivalents (See Note 7)
Money market mutual funds	$24,720	$—	$—
Commercial paper	—	2,247	—
U.S. Treasury obligations	2,748	—	$—
Total cash equivalents	$27,468	$2,247	$—
Liabilities:
Warrants (See Note 14(d))	$—	$—	$1,101
Contingent consideration (See Note 4)	—	—	90,912
	$—	$—	$92,013
At March 31, 2019:
Assets:
Cash equivalents (See Note 7)
Money market mutual funds	$6,672	$—	$—
U.S. Treasury obligations	9,985	—	—
Commercial Paper	—	9,616	—
Total cash equivalents	$16,657	$9,616	$—
Short-term investments (See Note 7)
U.S. Treasury obligations	$2,492	$—	$—
Commercial Paper	—	9,542	—
Total financial assets	$19,149	$19,158	$—

Liabilities:
Warrants (See Note 14(d))	$—	$—	$838
Contingent consideration (See Note 4)	—	—	70,820
	$—	$—	$71,658

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

The reconciliation of the contingent consideration and warrants measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2018	$1,101	$90,912
Additions	—	—
Payment of contingent consideration	—	(5,000)
Remeasurement	(263)	(15,092)
Total at March 31, 2019	$838	$70,820

Current portion as of March 31, 2019	—	5,235
Long-term portion as of March 31, 2019	838	65,585

The current portion of the contingent consideration approximates the probability adjusted fair value amount that the Company currently expects to become payable within one year as of March 31, 2019 (see Note 4 for additional information). The Company plans to continue to reevaluate this classification and measurement as it progresses through discussions with the FDA regarding IV meloxicam.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of March 31, 2019, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses and approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of long-term debt approximated fair value at March 31, 2019 due to the comparison of the terms of the debt, including borrowing rates available to the Company through its recent debt refinancing process in the first quarter of 2019, acceleration of access to additional term loan tranches, and amortization of principal and maturity.

(7)	Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments as of March 31, 2019 consist of government money market funds, U.S. Treasury obligations and commercial paper. A portion of short-term investments is included in Cash and cash equivalents due to their original maturity of three months or less when acquired. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Loss in stockholders’ equity and realized gains and losses included in other income/expense. The following is a summary of available-for-sale securities:

	March 31, 2019
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$6,672	$—	$—	$6,672
U.S. Treasury obligations	12,477	—	—	12,477
Commercial Paper	19,159	—	(1)	19,158
Total investments	$38,308	$—	$(1)	$38,307

	December 31, 2018
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$24,720	$—	$—	$24,720
Commercial paper	2,247	—	—	2,247
U.S. Treasury obligations	2,747	1	—	2,748
Total investments	$29,714	$1	$—	$29,715

As of March 31, 2019, the Company’s investments had maturities ranging from two to four months. As of December 31, 2018, all of the Company’s investments had original maturities of less than two months. The fair value of the Company’s U.S. Treasury obligations is determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, and other observable inputs. To derive the fair value of its commercial paper, the Company uses benchmark inputs and industry standard analytical models.

Certain investment securities as of March 31, 2019 had fair values less than their amortized costs and, therefore, contained unrealized losses. The Company has evaluated these investments and has determined that the decline in value was not related to any Company or industry specific event. As of March 31, 2019, there were six investments with unrealized losses. The gross unrealized losses related to these investments were due to changes in interest rates. Given that the Company has no intent to sell any of these investments until a recovery of its fair value, which may be at maturity, and there are no current requirements to sell any of these investments, the Company did not consider these investments to be other-than-temporarily impaired as of March 31, 2019. The Company anticipates full recovery of amortized costs with respect to these investments at maturity or sooner in the event of a more favorable market interest rate environment. The duration of time the investments had been in a continuous unrealized loss position as of March 31, 2019 was less than three months.

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

Inventory was as follows as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Raw materials	$2,748	$2,611
Work in process	5,027	4,935
Finished goods	3,234	3,440
	11,009	10,986
Provision for inventory obsolescence	(841)	(287)
	$10,168	$10,699

Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Inventory is ordered to meet specific customer orders and largely reflects demand. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration and quality concerns.

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2019	December 31, 2018
Land	$3,263	$3,263
Building and improvements	19,079	17,880
Furniture, office and computer equipment	7,480	7,226
Manufacturing equipment	30,826	30,197
Construction in progress	6,418	6,078
	67,066	64,644
Less: accumulated depreciation and amortization	20,444	19,004
Property, plant and equipment, net	$46,622	$45,640

Depreciation expense for the three months ended March 31, 2019 and 2018 was $1,440 and $1,216, respectively.

(10)	Intangible Assets

The following represents the balance of the intangible assets at March 31, 2019:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships	$15,500	$10,280	$5,220
In-process research and development	26,400	—	26,400
Total	$41,900	$10,280	$31,620

The following represents the balance of intangible assets at December 31, 2018:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships	$15,500	$9,634	$5,866
In-process research and development	26,400	—	26,400
Total	$41,900	$9,634	$32,266

Amortization expense for each of the three months ended March 31, 2019 and 2018 was $646.

As of March 31, 2019, future amortization expense is as follows:

Amortization
2019	$1,937
2020	2,583
2021	700
Total	$5,220

(11)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2019	2018
Clinical trial and related costs	$1,015	$683
Professional and consulting fees	1,196	672
Payroll and related costs	2,840	4,782
Property, plant and equipment	1,200	1,737
Deferred revenue	548	66
Pre-commercialization scale-up costs	1,337	4,445
Other research and development costs	557	678
Other	1,444	1,102
	$10,137	$14,165

(12)	Long-Term Debt

On November 17, 2017, the Company entered into a $100,000 Credit Agreement, or the Credit Agreement, with Athyrium Opportunities III Acquisition LP, or Athyrium. The Credit Agreement provided for a term loan in the original principal amount of $60,000 funded at closing. In December 2018, the Company amended the Credit Agreement, (as amended, the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, the $20,000 term B loan and $20,000 term C loan provided for under the Credit Agreement, which were contingent on the Company receiving approval of IV meloxicam by December 31, 2018, were restructured into (i) a $10,000 term B-1 loan, funded on December 28, 2018; (ii) a $15,000 term B-2 loan; and (iii) a $15,000 term C loan.

On February 28, 2019, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with Athyrium. Pursuant to the Second Amendment, (i) the total commitments of the term loan credit facility governed by the Amended Credit Agreement was increased from $100,000 to $125,000, (ii) the $15,000 term B-2 loan and $15,000 term C loan provided for under the Amended Credit Agreement were restructured into a $55,000 term B-2 loan, which was funded on the date of execution of the Second Amendment and (iii) the maturity date was extended to March 31, 2023 (the “Maturity Date”). Beginning on March 31, 2021, the Company must repay the outstanding principal amount in quarterly installments of $3,000 with the outstanding principal balance due on the Maturity Date.

The term loans will bear interest at a rate equal to the three-month LIBOR rate, with a 1% floor plus 9.75% per annum. In addition, in accordance with the Credit Agreement the Company will have to pay a 1% exit fee, which is $1,250 at the current outstanding loan balance and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan. In addition, if there is an early repayment, there is a sliding scale of prepayment penalties beginning with a 10% penalty and including a make-whole interest payment. No prepayment penalties are assessed for payments made after March 31, 2022.

The Amended Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis. As of March 31, 2019, the Company was in compliance with the covenants.

As of March 31, 2019, the remaining payments due under the Amended Credit Agreement include a principal payment of $125,000 and an exit fee of $1,250 due at the Maturity Date.

In connection with the Credit Agreement, the Company issued warrants to each of Athyrium and its affiliate, Athyrium Opportunities II Acquisition LP, or Athyrium II, to purchase an aggregate of 348,664 shares of the Company’s common stock with an exercise price of $8.6043 per share. In connection with the Amended Credit Agreement, the warrants were amended to decrease the exercise price to $6.84 per share. See Note 14(d) for additional information. The warrants are exercisable through November 17, 2024. The initial fair value of the warrant and revaluation adjustment from the repricing of the warrants of $2,232 was recorded as a debt issuance cost.

In addition, the Company recorded debt issuance costs for the Amended Credit Agreement of $4,439 at original signing, an amendment fee of $500 as well as certain other fees and expenses in December 2018, and recorded debt issuance costs for the Second Amendment of $2,500 amendment fee, $436 closing fee and $11,400 original issue discount which, along with the fair value of warrants, are being amortized using the effective interest method over the term of the Second Amendment. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2019, the effective interest rate was 16.91%, which takes into consideration the non-cash accretion of the exit fee, the amortization of the debt issuance cost and the original issue discount.

The components of the carrying value of the debt as of March 31, 2019, are detailed below:

Principal balance outstanding	$125,000
Unamortized deferred issuance costs	(19,251)
Exit fee accretion	190
Total	$105,939

The Company recorded debt issuance cost amortization related to the credit agreements of $978 and $329 for the three months ended March 31, 2019 and 2018, respectively.

(13)	Commitments and Contingencies
(a)	Licenses

The Company is party to an exclusive license with Orion for the development and commercialization of Dexmedetomidine for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($22,995 as of March 31, 2019) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through March 31, 2019, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($13,685 as of March 31, 2019) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through March 31, 2019, no such milestones have been achieved.

The Company is party to a license agreement with Cornell for the exclusive license of the NMBA Related Compounds. Under the terms of the agreement, the Company will pay Cornell an initial upfront fee and Cornell is also entitled to receive additional milestone payments, annual license maintenance fees as well as royalties. See Note 5 for further information regarding these payment obligations.

(b)	Contingent Consideration for the Gainesville Transaction

Pursuant to the purchase and sale agreement and subsequent amendment governing the Gainesville Transaction, the Company agreed to pay to Alkermes up to an additional $140,000 in milestone payments including $50,000 upon regulatory approval payable over a seven year period, as well as net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). As of March 31, 2019, the Company has paid $5,000 in milestone payments to Alkermes.

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

On May 31, 2018, a securities class action lawsuit was filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by the Company concerning the NDA for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers and directors as defendants. On February 8, 2019, the Company filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, the Company filed its response and briefing was completed on the motion to dismiss. No hearing date has been set. The Company believes that the lawsuit is without merit and intends to vigorously defend against it. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to the Company.

(d)	Leases

The Company is a party to various operating leases in Malvern, Pennsylvania, Gainesville, Georgia and Dublin, Ireland for office, manufacturing, and chemistry, manufacturing and controls development space. The Company is also a party to leases for office equipment and storage.

The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Lease terms vary based on the nature of operations, however, all leased facilities are classified as operating leases with remaining lease terms between 1 and 6 years. Most leases contain specific renewal options where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Costs determined to be variable and not based on an index or rate were not included in the measurement of operating lease liabilities. As most leases do not provide an implicit rate, the Company's effective interest rate was used to discount its lease liabilities.

The Company’s leases with an initial term of 12 months or less that do not have a purchase option or extension that is reasonably certain to be exercised are not included in the right of use asset or lease liability on the Consolidated Balance Sheets. Lease expense is recognized on a straight-line basis over the lease term.

As of March 31, 2019, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
2019	$557
2020	601
2021	523
2022	529
2023	156
2024 and thereafter	247
Total lease payments	2,613
Less imputed interest	(841)
Total operating liabilities	$1,772

As of December 31, 2018 under legacy ASC 840 “Leases”, undiscounted future lease payments for non-cancellable operating leases were as follows:

Lease payments
2019	$781
2020	613
2021	523
2022	529
2024 and thereafter	403
Total	$2,849

For the three months ended March 31, 2019, the weighted average remaining lease term was 4 years and the weighted average discount rate was 16%.

The components of the Company’s lease cost were as follows for the three months ended March 31, 2019:

Operating lease cost	$184
Short-term lease cost	15
Variable lease cost	8
Total lease cost	$207
(e)	Purchase Commitments

As of March 31, 2019, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $17,404 related to inventory, capital expenditures and other goods and services, including pre-commercial/manufacturing scale-up and clinical activities.

(f)	Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of March 31, 2019, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $748, from that date through calendar year 2019.

(14)	Capital Structure
(a)	Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock, with a par value of $0.01 per share.

Reflected below are the Company’s capital raises since its initial public offering, or IPO:

On March 12, 2014, the Company completed an IPO in which the Company sold 4,312,500 shares of common stock at $8.00 per share, resulting in gross proceeds of $34,500. In connection with the IPO, the Company paid $4,244 in underwriting discounts, commissions and offering expenses, resulting in net proceeds of $30,256. Also, in connection with the IPO, all of the outstanding shares of the Company’s Series A Redeemable Convertible Preferred Stock, including accreted dividends, and certain bridge notes, including accrued interest, were converted into common stock.

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

On December 29, 2017, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, $0.01 par value per share, having an aggregate offering price of up to $40,000 through Cowen, as the placement agent. As of March 31, 2019, the Company did not have any sales of common stock under the Sales Agreement.

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

On March 2, 2018, the Company entered into a Common Stock Purchase Agreement, or the 2018 Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth in the 2018 Purchase Agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate of $20,000 of shares of the Company’s common stock over the approximately 30-month term of the 2018 Purchase Agreement. On the execution of the 2018 Purchase Agreement, the Company agreed to issue 33,040 shares of common stock to Aspire Capital as consideration for entering into the 2018 Purchase Agreement. As of March 31, 2019, the Company sold 1,950,000 shares of common stock under the 2018 Purchase Agreement for proceeds of $16,999, at an average per share price of $8.72, none of which transactions occurred during 2019.

On February 19, 2019, the Company entered into a common stock purchase agreement, or the 2019 Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate of $20,000 of its shares of common stock over the approximately 30-month term of the 2019 Purchase Agreement. On the execution of the 2019 Purchase Agreement, the Company agreed to issue 34,762 shares of common stock to Aspire Capital as consideration for entering into the 2019 Purchase Agreement. As of March 31, 2019, the Company did not have any sales of common stock under the 2019 Purchase Agreement.

(c)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of March 31, 2019, no preferred stock was issued or outstanding.

(d)	Warrants

As of March 31, 2019, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

Number of Shares	Exercise Price per Share	Expiration Date
350,000	$8.26	April 2022
348,664	$6.84	November 2024

The warrant to purchase 348,664 shares related to Athyrium is equity classified. During March 2019, the warrant to purchase 140,000 shares originally issued to Aegis Capital Corporation, which was equity classified, was forfeited upon expiration.

The warrant to purchase 350,000 shares related to Alkermes is liability classified since they contain a contingent net cash settlement feature. The fair value of the warrants will be remeasured through settlement or expiration with changes in fair value recognized as a period charge within the statement of operations.

The following table summarizes the fair value and the assumptions used for the Black-Scholes option-pricing model for the liability classified warrants.

	March 31, 2019	December 31, 2018
Fair value	$838	$1,101
Expected dividend yield	—%	—%
Expected volatility	75%	69%
Risk-free interest rates	2.21%	2.49%
Remaining contractual term	3.00 years	3.25 years

In April 2015, the Company issued a warrant to purchase 294,928 shares of common stock at an exercise price of $3.28 per share to OrbiMed in connection with the OrbiMed Credit Agreement, which was liability classified. In April 2018, the warrant was exercised on a cashless basis, with OrbiMed surrendering 80,213 shares to cover the aggregate exercise price, resulting in the issuance of 214,715 shares of common stock based on the closing bid price of the Company’s common stock on April 27, 2018 of $12.06.

(15)	Comprehensive Loss

The Company’s comprehensive loss is shown on the Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities. The total of comprehensive loss for the three months ended March 31, 2019 and 2018 was $1,978 and $12,455, respectively. There was no tax effect of other comprehensive loss for the three months ended March 31, 2019 and 2018.

(16)	Stock-Based Compensation

The Company established the 2008 Stock Option Plan, or the 2008 Plan, which allowed for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. As of March 31, 2019, no stock appreciation rights have been issued. Subsequent to adoption, the 2008 Plan was amended to increase the authorized number of shares available for grant to 444,000 shares of common stock. This plan expired in 2018. In October 2013, the Company established the 2013 Equity Incentive Plan, or the 2013 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. In June 2015, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan, or the A&R Plan, which amended and restated the 2013 Plan and increased the aggregate amount of shares available for issuance to 2,000,000. On December 1st of each year, pursuant to the “Evergreen” provision of the A&R Plan, the number of shares available under the plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year. In December 2018 and 2017, the number of shares available for issuance under the A&R Plan was increased by 1,082,972 and 956,341, respectively. In May 2018, the Company’s shareholders approved the 2018 Amended and Restated Equity Incentive Plan, which amended and restated the A&R Plan to increase the aggregate amount of shares available for issuance to 8,119,709.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2019, 2,106,861 shares are available for future grants under the A&R Plan.

The weighted average grant-date fair value of the options awarded to employees during the three months ended March 31, 2019 and 2018 was $5.51 and $6.08, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

March 31,
	2019	2018
Range of expected option life	6 years	6 years
Expected volatility	79.11% - 81.54%	74.01% - 74.60%
Risk-free interest rate	2.27 - 2.66%	2.32 - 2.73%
Expected dividend yield	—	—

The following table summarizes stock option activity during the three months ended March 31, 2019:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2018	3,775,065	$7.62	7.4 years
Granted	1,312,935	7.91
Exercised	(29,750)	6.23
Expired/forfeited/cancelled	(8,758)	8.08
Balance, March 31, 2019	5,049,492	$7.70	7.8 years
Vested	2,454,131	$7.34	6.6 years
Vested and expected to vest	5,049,492	$7.70	7.8 years

Included in the table above are 980,000 options granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The following table summarizes restricted stock units, or RSUs, activity during the three months ended March 31, 2019.

Number of shares
Balance, December 31, 2018	1,103,396
Granted	687,001
Vested and settled	(369,646)
Expired/forfeited/cancelled	(220,581)
Balance, March 31, 2019	1,200,170
Expected to vest	900,220

Included in the table above are 47,000 time-based RSUs granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

In January 2019, the Company granted 1,184,655 stock options at a price of $7.99 per share, as well as 328,985 time-based RSUs, which vest over four years, and 299,950 performance-based RSUs, which may vest based on attaining 2019 financial, clinical and operational goals.

Stock-based compensation expense for the three months ended March 31, 2019 and 2018 was $2,826 and $1,584, respectively.

As of March 31, 2019, there was $19,769 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 2.6 years. As of March 31, 2019, there was $2,397 of unrecognized compensation expense related to unvested performance-based RSUs and will be expensed when the performance criteria are met.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of March 31, 2019, the aggregate intrinsic value of the vested and unvested options was $1,477 and $16, respectively.

As a result of the Company’s reduction in workforce announced in April 2019, the Company expects approximately 1,200,000 shares related to stock options and RSUs to be affected, of which approximately 900,000 shares are expected to be cancelled upon termination and 300,000 shares will be cancelled if not exercised within the exercisable period in the termination agreements.

(17)	Segment Reporting

The Company operates through two business segments that are treated as separate financial segments: a revenue-generating CDMO segment and an Acute Care segment. The CDMO segment leverages the Company’s formulation expertise to develop and manufacture pharmaceutical products using the Company’s proprietary delivery technologies for commercial partners who commercialize or plan to commercialize these products. The Acute Care segment develops the Company’s proprietary product candidates and is currently focused on achieving FDA approval for IV meloxicam following the receipt of a second CRL. Acute Care has no revenue, and its costs historically have consisted primarily of expenses incurred in conducting the Company’s clinical and preclinical studies, acquiring clinical trial materials, regulatory activities, personnel costs and pre-commercialization of meloxicam. Following the receipt of the second CRL for IV meloxicam, the Company announced a strategic restructuring initiative that will reduce the Acute Care operating expenses, including the reduction of staff of approximately 50 employees. CDMO revenue streams are derived from manufacturing, royalty and profit-sharing revenues, as well as CDMO’s research and development services performed for commercial partners.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 3). The Company evaluates performance of its reportable segments based on revenue and operating income (loss). The Company does not allocate interest income, interest expense or income taxes to its operating segments.

The following table summarizes segment information as of and for the three months ended March 31, 2019:

	For the Three Months Ended March 31,
	2019	2018
Revenues:
CDMO	$25,065	$19,542
Acute Care	—	—
Total	$25,065	$19,542

Operating income (loss):
CDMO	$9,066	$6,566
Acute Care	(7,416)	(19,413)
Total	$1,650	$(12,847)

Depreciation and amortization:
CDMO	$1,963	$1,819
Acute Care	123	43
Total	$2,086	$1,862

Capital expenditures:
CDMO	$2,655	$329
Acute Care	277	1,325
Total	$2,932	$1,654

	March 31,	December 31,
	2019	2018
Total goodwill:
CDMO	$4,319	$4,319
Acute Care	2,127	2,127
Total	$6,446	$6,446
Total assets:
CDMO	$96,203	$87,879
Acute Care	84,815	67,614
Total	$181,018	$155,493

(18)	Revenue Recognition

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

Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. Contract assets were $5,108 and $5,201 at March 31, 2019 and December 31, 2018, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers or actual net product sale amounts reported by the commercial partner for the period. For the three months ended March 31, 2019, actual net product sale amounts reported by the Company’s commercial partner exceeded estimates of royalty amounts attributed to manufactured product shipped as of December 31, 2018 for the related arrangements by approximately $670.

The following table presents changes in the Company’s contract assets for the three months ended March 31, 2019:

Contract asset, beginning of year	$5,201
Change in estimate arising from changes in transaction price	670
Reclassification of contract asset to receivables, as the result of rights to consideration becoming unconditional	(6,905)
Contract assets recognized	6,142
Contract asset, end of period	$5,108

The following table disaggregates revenue by business segment and timing of revenue recognition:

	Three Months Ended March 31, 2019
	Point in time	Over time	Total
CDMO	$24,444	$621	$25,065
Acute Care	—	—	—
Revenue	24,444	621	25,065

	Three Months Ended March 31, 2018
	Point in time	Over time	Total
CDMO	$19,413	$129	$19,542
Acute Care	—	—	—
Revenue	19,413	129	19,542

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

A Non-Executive Director of the Company’s Irish subsidiary is a Managing Director and a majority shareholder of HiTech Health Ltd, or HiTech Health, a consultancy firm for the biotech, pharmaceutical and medical device industry. Since 2016, HiTech Health has provided the Company with certain consulting services and in November 2017 both parties entered into a Service Agreement to engage in both regulatory and supply chain project support and consultancy. In consideration for such services, the Company recorded $75 and $109 for the three months ended March 31, 2019 and 2018, respectively. A portion of the amount relates to consultancy services provided by the Non-Executive Director.

(20)	Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the 401(k) Plan) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended March 31, 2019 and 2018 were $396 and $390, respectively.

(21)	Subsequent Events

On April 3, 2019, the Company implemented a strategic restructuring initiative, and corresponding reduction in workforce, aimed at reducing operating expenses, while maintaining key personnel needed to select a partner and obtain FDA approval of IV meloxicam. The Company is taking this action following its receipt of a CRL from the FDA regarding the Company’s NDA for IV meloxicam. The restructuring initiative includes a reduction of a majority of the Company’s Acute Care Segment workforce by approximately 50 positions. The Company estimates that it will incur approximately $4,000 of costs in connection with the reduction in workforce related to severance pay and other related termination benefits. The Company communicated the workforce reduction on April 3, 2019 and expects the majority of the costs to be incurred during the quarter ending June 30, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the interim unaudited financial statements contained in Part I, Item 1 of this quarterly report, and the audited financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our annual report on Form 10-K filed with the SEC on February 19, 2019. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Recro” refer to Recro Pharma, Inc. and its consolidated subsidiaries.

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

These forward-looking statements in this quarterly report on Form 10-Q include, among other things, statements about:

•	our estimates regarding expenses, future revenue, capital requirements and timing and availability of and the need for additional financing;
•	our ability to resolve the deficiencies identified by the U.S. Food and Drug Administration, or FDA, in the second complete response letter, or CRL, for intravenous, or IV, meloxicam;
•

the time frame otherwise associated with resolving the deficiencies identified by the FDA in the CRL and whether the FDA will require additional clinical studies to support the approval of IV meloxicam and the time and cost of such studies;

•	whether the FDA will accept an amended new drug application, or NDA, for IV meloxicam and, if approved, the labeling under any such approval that we may obtain;
•	our ability to successfully partner IV meloxicam before approval or upon regulatory approval;
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

•	our ability to obtain and maintain regulatory approval for, and commercialize or partner, our other product candidates;
•	our ability to comply with the regulatory schemes applicable to our business and other regulatory developments in the United States and foreign countries;
•	our ability to operate under increased leverage and associated lending covenants;
•	the performance of third-parties upon which we depend, including third-party contract research organizations, and third-party suppliers, manufacturers, distributers and logistics providers;
•	our ability to obtain and maintain patent protection and defend our intellectual property rights against third-parties;
•	our ability to maintain our relationships and contracts with our key commercial partners;
•	our ability to defend the securities class action lawsuit filed against us, or any future material litigation filed against us;
•	our ability to recruit or retain key scientific, technical, commercial, and management personnel or to retain our executive officers;
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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 19, 2019 to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

Overview

We are a pharmaceutical company that operates through two business segments: a revenue-generating CDMO segment and an Acute Care segment. Each of these segments are deemed to be reportable segments for financial reporting purposes.

Our CDMO segment leverages formulation expertise to develop and manufacture pharmaceutical products using proprietary delivery technologies for commercial partners who commercialize or plan to commercialize these products. These collaborations result in revenue streams including manufacturing, royalties or profit sharing, and research and development, which support continued operations for our CDMO segment and have contributed excess cash flow to be used for activities in our Acute Care segment. We operate a 97,000 square foot, DEA-licensed manufacturing facility in Gainesville, Georgia, as well as a 25,000 square foot development and high potency product facility in Gainesville, Georgia that we opened in October 2018. We currently develop and/or manufacture the following key products with our commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM, Verapamil SR and Zohydro ER®, as well as supporting development stage products. Our CDMO segment’s revenue streams are primarily derived from manufacturing, and royalty revenues, as well as research and development services performed for commercial partners.

Our Acute Care segment is primarily focused on innovative products for hospital and other acute care settings. Our lead product candidate is a proprietary injectable form of meloxicam, a long-acting preferential COX-2 inhibitor. IV meloxicam has successfully completed three Phase III clinical trials for the management of moderate to severe pain, consisting of two pivotal efficacy trials and a large double-blind Phase III safety trial, as well as other safety studies. Overall, the total new drug application, or NDA, program included over 1,400 patients. In July 2017, we submitted an NDA to the FDA, for our lead investigational product candidate IV meloxicam 30 mg for the management of moderate to severe pain. In May 2018, we received a CRL from the FDA regarding our NDA for IV meloxicam. We resubmitted the NDA for IV meloxicam in September 2018 and in March 2019, we received a second CRL from the FDA regarding our NDA for IV meloxicam. In April 2019, we announced we had implemented a strategic restructuring initiative, and corresponding reduction in workforce, aimed at reducing operating expenses, while maintaining key personnel needed to select a partner and obtain FDA approval of IV meloxicam. We plan to pursue resolution of the IV meloxicam CRL, including appeal to one or more levels, if required. Our Acute Care segment has no revenue and historically our costs consist primarily of expenses incurred in conducting our manufacturing scale-up, clinical trials and preclinical studies, regulatory activities, pre-commercialization of meloxicam and personnel costs. In light of the strategic restructuring, the operating expenses for Acute Care will be greatly reduced following the restructuring and associated costs expected in the first half of 2019. The Company and the Board of Directors continue to explore partnering opportunities for IV meloxicam and to evaluate other possible structures, including but not limited to, the possibility of a separation from the entity containing the CDMO segment.

We have incurred losses and generated negative cash flows from operations since inception and expect to continue to incur operating losses through the first half of 2019. Due to cost reductions from the strategic restructuring following the second CRL, we expect to be cash flow breakeven during the third quarter of 2019 and cash flow positive in the second half of 2019. Substantially all of our operating losses resulted from costs incurred in connection with our development programs, including our non-clinical and formulation development activities, manufacturing, clinical trials and pre-commercialization activities. We have used cash flow generated by our CDMO segment primarily to fund operations at our Gainesville, Georgia manufacturing facilities, to make payments under our credit facility and to partially fund our development and pre-commercialization activities of our Acute Care segment. We believe our CDMO segment will continue to contribute cash for general corporate purposes.

On April 10, 2015, we completed the acquisition from Alkermes of certain assets, including the worldwide rights to injectable meloxicam and the development, formulation and manufacturing business that comprised our CDMO segment, which we refer to as the Gainesville Transaction. The consideration paid consisted of $50.0 million cash, a $4.0 million working capital adjustment and a seven-year warrant to purchase 350,000 shares of our common stock at an exercise price of $19.46 per share. In addition, according to the agreement, as amended, we were required to pay up to an additional $140.0 million in milestone payments, including regulatory and net sales milestones, and a royalty percentage of future product net sales related to IV meloxicam. In December 2018, we entered into an Amendment to the Purchase and Sale Agreement with Alkermes, which restructured the $45.0 million milestone originally due upon FDA approval of IV meloxicam to (i) a $5.0 million payment made within 30 days of the amendment; (ii) a $5.0 million payment made by April 23, 2019; (iii) a $5.0 million payment due within 180 days following approval of an NDA for IV meloxicam; and (iv) an additional $45.0 million following approval of an NDA for injectable meloxicam, payable over a seven year period. In addition, we amended our warrant held by Alkermes to decrease the exercise price to $8.26 per share. As of March 31, 2019, we have paid $5.0 million in milestone payments to Alkermes.

Financial Overview

Revenues

During the three months ended March 31, 2019 and 2018 we recognized revenues from three revenue streams: manufacturing revenue, royalty revenue and research and development revenue. This revenue is generated from our CDMO segment.

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

Royalty revenue

We recognize royalty or profit-sharing revenue, collectively referred to as royalty revenue, related to the sale of products by our commercial partners that incorporate our technologies. Royalty revenues are generally recognized under the terms of the applicable license, development and/or supply agreement. For arrangements that include sales-based royalties and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue when the related sales occur by the commercial partner.  For arrangements that include sales-based royalties and the license is not deemed to be the predominant item to which the royalties relate, we recognize revenue when the performance obligation to which the royalty has been allocated has been satisfied, which is upon transfer of control of a product to a customer. In this case, significant judgment is used in the estimation of these royalties based on historical customer pricing and deductions and is partially constrained due to items that are outside of our control including the uncertainty of the timing of future commercial partner sales, mix of volume, customer stocking and ordering patterns, as well as unforeseen price adjustments made by our commercial partners.

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

The majority of our external research and development costs have related to clinical trials, manufacturing of drug supply for pre-commercial products, analysis and testing of product candidates and patent costs. Costs related to facilities, depreciation and support are not charged to specific programs.

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

Development timelines, probability of success and development costs vary widely. As a result of the uncertainties discussed above, we will assess our IV meloxicam development program based on additional available information as we progress through our discussions with the FDA around the CRL regarding our NDA for IV meloxicam and assess IV meloxicam’s commercial potential and available capital resources. Accordingly, we cannot currently estimate with any degree of certainty the amount of time or costs that we will expend in the future on IV meloxicam prior to regulatory approval, if such approval is ever granted. As a result of these uncertainties surrounding the timing and outcome of any approval, we are currently unable to estimate precisely when, if ever, any of our product candidates will generate revenues and cash flows.

We expect our research and development costs to relate to IV meloxicam as we seek to obtain regulatory approval for IV meloxicam, and if successful in obtaining regulatory approval, advance IV meloxicam through the commercialization scale-up and other activities. We also expect to have expenses related to development of our other product candidates. We may elect to seek collaborative relationships in order to provide us with a diversified revenue stream and to help facilitate the development and commercialization of our product candidate pipeline. We expect our research and development costs to decrease as we restructure and reduce clinical and pre-commercialization manufacturing activities for IV meloxicam and our other pipeline associated activities.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, pre-commercial, finance and information technology functions. General and administrative expenses also include professional fees for legal, including patent-related expenses, consulting, auditing and tax services and CDMO business development activities. In light of the restructuring and our decision to seek a partner for IV meloxicam, our future expected general and administrative expenses related to pre-commercial costs has been substantially reduced.

We currently expect our general and administrative expenses to be lower for the second half of 2019 as we progress through our discussions with the FDA regarding the CRL and implement the restructuring plan. We anticipate costs related to severance pay and other related termination benefits of approximately $4.0 million to be incurred and primarily paid out during the second quarter of 2019. We will continue to incur costs relating to our operations as a public company, including salary, consulting, legal, patent and compliance, accounting, insurance and investor relations costs.

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

Change in Fair Value of Contingent Consideration

Pursuant to the Purchase and Sale Agreement for the Gainesville Transaction, as amended in December 2018, we are required to pay up to an additional $140.0 million in milestone payments, including $10.0 million during the first half of 2019, another $5.0 million due within 180 days of approval of IV meloxicam and $45.0 million over seven years beginning one year after approval, as well as net sales milestones and a royalty percentage of future product net sales related to IV meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Gainesville Transaction. We have continued to reevaluate the fair value each subsequent period and as of March 31, 2019 recorded a $70.8 million payment obligation, representing the estimated probability adjusted fair value. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or gain. As of March 31, 2019, we have paid $5.0 million in milestone payments to Alkermes.

Change in Fair Value of Warrants

We have classified as liabilities certain warrants outstanding that contain a contingent net cash settlement feature, upon a change in control. The fair value of these warrants is remeasured through settlement or expiration with changes in fair value recognized as a period charge within the Consolidated Statements of Operations and Comprehensive Loss.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2019 and 2018 was a result of interest expense incurred on our Athyrium senior secured term loans and the amortization of the related financing costs, net of interest income on cash equivalents and short-term investments.

Net Operating Losses and Tax Carryforwards

As of December 31, 2018, we had approximately $21.3 million of federal net operating loss carryforwards. We also had federal and state research and development tax credit carryforwards of $4.3 million available to offset future taxable income. U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. With the exception of the 2018 federal net operating loss which has an indefinite carry forward period, these federal and state net operating loss and federal and state tax credit carryforwards will begin to expire at various dates beginning in 2028, if not utilized. We have also generated foreign net operating loss carryforwards in Ireland. We currently do not believe it is more likely than not we will use any of these federal, state or foreign net operating losses and as a result have recorded a full valuation allowance against the deferred tax asset.

Under the Tax Reform Act of 1986, or the Act, the utilization of a corporation’s net operating loss and research and development tax credit carryforwards is limited following a greater than 50% change in ownership during a three-year period. Any unused annual limitation may be carried forward to future years for the balance of the carryforward period. We determined that we have experienced ownership changes, as defined by the Act, during the 2008, 2014 and 2016 tax years as a result of past financings; accordingly, our ability to utilize the aforementioned carryforwards will be limited. In addition, state net operating loss carryforwards may be further limited, including in Pennsylvania, which has a limitation of 30%, 35% or 40% of taxable income after modifications and apportionment on state net operating losses utilized in any one year during tax years beginning during 2017, 2018 or 2019 going forward respectively. In addition, we may undergo further ownership changes in the future, including changes to our organizational structure relating to foreign operations, purchases, sales and licenses, which could further limit our ability to use net operating loss carryforwards. As a result, if we generate taxable income, our ability to use some of our net operating loss carryforwards to offset U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liabilities to us.

In December 2017, the federal government enacted numerous amendments to the Internal Revenue Code of 1986 pursuant to the Tax Cuts and Jobs Act, or the Tax Act.  The Tax Act will impact our income tax expense/(benefit) from operations in the current and in future periods. The Tax Act resulted in the following impacts to us:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018
	(amounts in thousands)
Revenue	$25,065	$19,542
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	14,391	10,490
Research and development	9,554	8,442
General and administrative	14,179	9,518
Amortization of intangible assets	646	646
Change in warrant valuation	(263)	773
Change in contingent consideration valuation	(15,092)	2,520
Total operating expenses	23,415	32,389
Operating income (loss)	1,650	(12,847)
Other income (expense):
Interest expense, net	(3,627)	(1,961)
Loss before income taxes	(1,977)	(14,808)
Income tax benefit	—	2,353
Net loss	$(1,977)	$(12,455)

Revenue and costs of sales. Our revenues were $25.1 million and $19.5 million and cost of sales were $14.4 million and $10.5 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $5.6 million in revenue was due to increased royalties recognized from one of our commercial partners and an increase in product sales to various commercial partners. Cost of sales increased due to expansion of our service and development capabilities as well as growth in manufacturing demand.

Research and Development. Our research and development expenses were $9.6 million and $8.4 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $1.2 million was due to an increase in pre-commercialization manufacturing costs for IV meloxicam and a net increase in development costs for other pipeline products prior to the second CRL.

General and Administrative. Our general and administrative expenses were $14.2 million and $9.5 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $4.7 million was primarily due to commercial team personnel and pre-commercial consulting costs in preparation of the anticipated launch of IV meloxicam, costs associated with the debt financing, public company costs including legal and audit fees, business development costs in our CDMO segment as well as increased professional fees associated with addressing the first and second CRLs issued by the FDA regarding our NDA for IV meloxicam.

Amortization of Intangible Assets. Amortization expense was $0.6 million for the three months ended March 31, 2019 and 2018, which was exclusively related to the amortization of our royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Interest Expense, net. Interest expense, net was $3.6 million and $2.0 million during the three months ended March 31, 2019 and 2018, respectively. The increase of $1.6 million was primarily due to the higher principal balance on our Athyrium senior secured term loan and amortization of the related financing costs.

Income Tax Benefit. We believe that it is more likely than not that the deferred income tax assets associated with our federal, state and foreign operations will not be realized, and as such, there is a full valuation allowance against our deferred tax assets related to the losses. As a result of the recording of a full valuation allowance, there was no income tax benefit for the three months ended March 31, 2019. For the three months ended March 31, 2018, the income tax benefit was $2.4 million, which was recorded prior to the recording of the full valuation allowance for United States operations in the fourth quarter of 2018.

Operating Income (Loss) per Segment.

CDMO Segment-

Our CDMO segment’s revenues were $25.1 million and $19.5 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $5.6 million in revenue was primarily due to increased royalties recognized from one of our commercial partners and an increase in product sales to various commercial partners.

Our CDMO segment’s operating expenses (including cost of sales) increased by $3.0 million, from $13.0 million in the three months ended March 31, 2018 to $16.0 million in the three months ended March 31, 2019. Cost of sales were $14.4 million and $10.5 million in the three months ended March 31, 2019 and 2018, respectively. Cost of sales increased due to expansion of our service and development capabilities as well as growth in manufacturing demand. Research and development expenses decreased by $1.4 million due to the shift of costs for our formulation and development capabilities to cost of sales and general and administration expenses increased by $0.5 million due to increased business development activities. All of the above contributed to our CDMO segment’s operating income of $9.1 million for the three months ended March 31, 2019, which included non-cash charges of $2.0 million for depreciation and amortization and $0.5 million for stock-based compensation.

Acute Care Segment-

Our Acute Care segment’s operating expenses (excluding non-cash charges for contingent consideration and warrants) increased $6.7 million from $16.1 million in the three months ended March 31, 2018 to $22.8 million in the three months ended March 31, 2019. Research and development expenses increased $2.6 million as a result of increased IV meloxicam pre-commercialization manufacturing costs and development costs for other pipeline products. General and administrative costs increased by $4.1 million as a result of increased salaries and benefits and increased pre-commercialization consulting expenses as well as increased professional fees associated with addressing the CRL issued by the FDA regarding our NDA for IV meloxicam. The non-cash charge for contingent consideration decreased by $17.6 million due to the adjusted timing of estimated milestone and royalty payments and the non-cash benefit from the reduction in value of warrants decreased by $1.0 million primarily as a result of the receipt of the CRL from the FDA and the resulting decrease in our stock price. All of the above contributed to our Acute Care segment’s operating loss of $7.4 million for the three months ended March 31, 2019, which also included non-cash charges of $2.4 million for stock-based compensation, depreciation and amortization.

Liquidity and Capital Resources

As of March 31, 2019, we had $58.0 million in cash, cash equivalents and short-term investments.

Since inception through March 31, 2019, we have financed our product development, operations and capital expenditures primarily from sales of equity and debt securities, including sales of our common stock with net proceeds of $133.5 million, and term loans made under our previous and existing credit facilities, including our credit facility with Athyrium with an outstanding balance of $125.0 million and contributions of excess cash flow from our CDMO division. During the three months ended March 31, 2019, our capital expenditures were $2.9 million, which increased primarily related to expansion of the CDMO capabilities to support anticipated new business activities.

We continue to explore partnering discussions regarding IV meloxicam and the possibility of a spin-out or separation of the Acute Care segment from the Company. In order to proceed with the development of our product candidates, make the payments which may become due, including milestone payments owed to Alkermes or other licensing partners, to commercialize IV meloxicam, if approved, to commence our clinical trial programs of our other product candidates, to commercialize any of our other product candidates or technologies that receive regulatory approval and to enhance our sales and marketing efforts for additional products we may acquire, we would need to raise substantial additional funding. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including any corporate reorganization regarding the Acute Care segment, our ability to timely and adequately resolve the CRL issued by the FDA regarding our NDA for IV meloxicam, the cost of studies and other actions that may be needed to obtain regulatory approval for IV meloxicam, the timing of approval of IV meloxicam, our ability to partner IV meloxicam for commercialization, the level of market acceptance of IV meloxicam and the costs of commercialization activities for IV meloxicam, if approved, as well as, the continued profitability of our CDMO segment, and our ability to raise additional funds through debt refinancing, bank or other loans, licensing, including out-licensing activities, sale of assets and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional debt or equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business or access to capital.

On March 7, 2015, in connection with the Gainesville Transaction, we, through a wholly owned subsidiary, entered into a credit agreement with OrbiMed. Pursuant to the credit agreement, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015, which amount was used to fund the Gainesville Transaction. On November 17, 2017, we entered into our credit agreement with Athyrium, pursuant to which we drew upon an initial $60.0 million term loan. We used the proceeds from the initial term loan to (i) repay in full all outstanding indebtedness under our credit facility with OrbiMed of approximately $31.7 million, which included the remaining debt principal balance of $27.3 million and early termination charges of $4.4 million and (ii) pay transaction fees associated with the credit facility with Athyrium of approximately $4.2 million. In December 2018 we amended the credit agreement with Athyrium and drew upon a $10.0 million term B-1 loan. In February 2019, we entered into a second amendment to the credit agreement with Athyrium pursuant to which the credit facility was (i) expanded from $100.0 million to $125.0 million and (ii) the two additional $15.0 million tranches were restructured into a $55.0 million term B-2 loan, which was funded on the date of execution of the Second Amendment, net of the original issue discount of $11.4 million. Beginning on March 31, 2021, we must repay the outstanding principal amount in quarterly installments of $3.0 million with the outstanding principal balance due on March 31, 2023. As of March 31, 2019, we had $125.0 million outstanding principal under our credit agreement with Athyrium.

Sources and Uses of Cash

Cash used in operations was $12.5 million and $14.8 million for the three months ended March 31, 2019 and 2018, respectively, which represents our operating losses less our stock-based compensation, depreciation, non-cash interest expense, changes in fair value of warrants and contingent consideration and amortization of intangibles, as well as changes in operating assets and liabilities.

Cash used in investing activities was $15.0 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively, and reflected cash used for the purchase of short-term investments and for the purchase of property and equipment.

There was $35.0 million of cash provided by financing activities in the three months ended March 31, 2019 from net proceeds of issuance of long-term debt of $43.6 million, which was partially offset by deferred financing costs of $2.9 million from the Athyrium transaction, $5.0M of contingent consideration payments and $0.9 million of payments of withholdings on shares withheld for income taxes. There was $3.2 million of cash provided by financing activities in the three months ended March 31, 2018 from net proceeds of $3.5 million from the sale of shares of common stock through our Common Stock Purchase Agreement with Aspire Capital, which was partially offset by deferred financing costs of $0.3 million from the Athyrium transaction.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	the timing and extent of our manufacturing and capital expenditures related to our CDMO segment;
•	our ability to maintain our relationships and contracts with our commercial partners;
•	our ability to continue profitability in our CDMO segment;
•	our ability to comply with stringent U.S. & foreign government regulation in the manufacture of pharmaceutical products, including cGMP and U.S. DEA requirements;
•	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for product candidates;
•	our ability to resolve the deficiencies identified by the FDA in the second CRL, for IV meloxicam;
•	whether the FDA will approve an amended NDA for IV meloxicam and, if approved, the labeling under any such approval that we may obtain;

•

the time frame associated with resolving the deficiencies identified by the FDA in the second CRL and whether the FDA will require additional clinical studies to support the approval of IV meloxicam and the time and cost of such studies;

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

Contractual Commitments

The table below reflects our contractual commitments as of March 31, 2019:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Athyrium Debt	$126,250	$—	$15,000	$111,250	$—
Interest on Debt	54,746	15,813	30,428	8,505	—
Purchase Obligations (2):	17,404	12,789	1,566	23	—
Operating Leases (3)	2,613	742	1,071	592	208
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4), (5)	53,280	25	100	150	315
Alkermes Payments (6)	135,000	5,000	—	—	—
Employment Agreements (7)	748	748	—	—	—

Total Contractual Obligations	$390,041	$35,117	$48,165	$120,520	$523

(1)

The long-term debt obligations consist of principal, an exit fee of 1% of the principal, and interest on the $125.0 million outstanding principal under our $125.0 million credit facility with Athyrium as of March 31, 2019. The debt bears interest at a rate of LIBOR plus 9.75% per annum. Due to fluctuations of the future LIBOR interest rate, it has been set at the rate as of March 29, 2019 to calculate the obligation. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet.  See Note 12 to the Consolidated Financial Statements included in this Form 10-Q.

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

(5)

We license the neuromuscular blocking agents, or NMBAs, from Cornell University pursuant to a license agreement under which we are obligated to make annual license maintenance fee payments, milestone payments and patent cost payments and to pay royalties on net sales of the NMBAs. The amount reflects only payment obligations that are fixed and determinable. We are unable to reliably estimate the timing of certain of these payments because they are dependent on the type and complexity of the clinical studies and intended uses of the products, which have not been established. In accordance with U.S. GAAP, certain of these obligations are not recorded on our Consolidated Balance Sheets. See Note 5 and 13(a) to the Consolidated Financial Statements included in this Form 10-Q.

(6)

Pursuant to the purchase and sale agreement governing the Gainesville Transaction, we agreed to pay to Alkermes milestone and royalty payments. The amount reflects only payment obligations that are fixed and determinable. Except for the $5.0 million due in April 2019, we are unable to reliably estimate the timing of these payments because they are in some instances, events that are not in our control and dependent on the commercial success of the product. In accordance with U.S. GAAP, the fair value of these obligations is recorded as contingent consideration on our Consolidated Balance Sheets. See Note 4 and Note 13(b) to the Consolidated Financial Statements included in this Form 10-Q.

(7)

We have entered into employment agreements with certain of our named executive officers. As of March 31, 2019, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through March 2020. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 13 (f) to the Consolidated Financial Statements included in this Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 19, 2019. In the three months ended March 31, 2019, there were no significant changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of its sensitivity to market risk described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 19, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Except as set forth below, there have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Considering our receipt of a second CRL from the FDA regarding our NDA for IV meloxicam, the U.S. regulatory pathway for IV meloxicam is uncertain. We have implemented a strategic restructuring plan and we will need to successfully address the deficiencies raised by the FDA in order to obtain regulatory approval of IV meloxicam.

In March 2019, we received a second CRL from the FDA regarding our NDA for IV meloxicam which stated that the FDA determined it could not approve the NDA in its present form. The receipt of the CRL has adversely affected our business and caused our stock price to decline. We hope that we will be able to successfully address the deficiencies identified by the FDA in the CRL and achieve FDA approval, but there can be no guarantee that we will be able to do so in a timely manner, or at all. The second CRL focused on onset and duration of IV meloxicam, noting that the delayed onset fails to meet the prescriber expectations for IV drugs. The CRL also cited regulatory concerns about the role of IV meloxicam as a monotherapy in acute pain, as well as how it would meet patient and prescriber needs in that setting, given the FDA’s interpretation of the clinical trials data. We intend to work closely with the FDA to determine the best path forward to obtain approval for IV meloxicam, but we cannot guarantee that these efforts will be successful.

We intend to seek a strategic partner for the continued development and commercialization of IV meloxicam. This could be a time-consuming and expensive process and does not guarantee approval from the FDA or successful commercialization. Receipt of the second CRL will likely reduce our partnership value to potential partners and delay potential commercialization of IV meloxicam. In addition, either the substance of the items identified by the FDA in the CRL, or the CRL itself, could have an adverse impact on future efforts to obtain marketing authorization for IV meloxicam from the EMA and other foreign regulatory authorities, or on our future efforts, or those of our partners, to commercialize IV meloxicam and gain acceptance of IV meloxicam from third-party payors.

In connection with the receipt of the CRL for IV meloxicam, in April 2019, we announced the implementation of a strategic restructuring initiative which includes a reduction of a majority of our Acute Care segment workforce by approximately 50 positions. Reductions in our workforce may limit our ability to complete all of our corporate objectives and we may be required to implement further workforce and expense reductions in the future which may adversely affect our business. In addition, as a result of the reduction in our workforce, we face an increased risk of employment litigation, which if initiated or successful, could harm our business and financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Submission of Matters to a Vote of Security Holders

On May 9, 2019, we held our Annual Meeting of Shareholders, or the Annual Meeting. The following is a brief description of the final voting results for each of the proposals submitted to a vote of the shareholders at the Annual Meeting.

(a)

Proposal 1 — Election of Class II Directors. Each of Gerri Henwood, Karen Flynn and Bryan M. Reasons were elected to the Board of Directors as Class II directors to serve until the Company’s 2022 Annual Meeting of Shareholders and until their successors, if any, are elected or appointed, or their earlier death, resignation, retirement, disqualification or removal, as follows:

Name	Votes For	Votes Against	Abstentions	Broker Non-Votes
Gerri Henwood	15,345,477	528,034	6,946	4,293,774
Karen Flynn	13,426,203	2,022,065	432,189	4,293,774
Bryan M. Reasons	12,616,194	2,854,917	409,346	4,293,774

(b)

Proposal 2 — Ratification of Independent Registered Public Accountants. The appointment of KPMG LLP as the Company’s independent registered public accounting firm for the 2019 fiscal year was ratified, as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
19,633,173	519,930	21,128	—

Item 6.	Exhibits.
(a)	The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Manufacturing and Supply Agreement, dated as of February 8, 2019, by and between Recro Pharma, Inc. and Novartis Pharma AG.	Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K/A filed on March 6, 2019 (File No. 001-36329).
10.2

Second Amendment to Credit Agreement and Investment Documents, dated February 28, 2019, by and among the Recro Pharma, Inc., the guarantors party thereto, the lenders party thereto, and Athyrium Opportunities III Acquisition LP.

Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 4, 2019 (File No. 001-36329).
10.3	Agreement dated March 25, 2019, by and among Recro Pharma, Inc., Engine Capital, L.P., Engine Jet Capital, L.P., Engine Investments, LLC, and Arnaud Ajdler.	Incorporated herein by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 28, 2019 (File No. 001-36329).
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECRO PHARMA, INC.

Date: May 10, 2019	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)