Form 10-Q
period 2019-09-30
Recro Pharma, Inc.
filed 2019-11-08
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2019

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

As of November 5, 2019, there were 22,730,347 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$37,944	$38,514
Accounts receivable	16,216	12,866
Contract asset	10,643	5,201
Inventory	12,921	10,699
Prepaid expenses and other current assets	3,784	3,861
Total current assets	81,508	71,141
Property, plant and equipment, net	48,067	45,640
Right-of-use asset	1,366	—
Intangible assets, net	30,329	32,266
Goodwill	6,446	6,446
Total assets	$167,716	$155,493
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,017	$4,510
Accrued expenses and other current liabilities	8,556	14,165
Current operating lease liability	525	—
Current portion of contingent consideration	—	10,354
Total current liabilities	10,098	29,029
Long-term debt, net	108,859	64,243
Warrants and other long-term liabilities	2,040	1,163
Long-term operating lease liability	915	—
Long-term portion of contingent consideration	65,671	80,558
Total liabilities	187,583	174,993
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 50,000,000 shares; issued and outstanding, 22,614,113 shares at September 30, 2019 and 21,799,961 shares at December 31, 2018	226	218
Additional paid-in capital	177,281	168,535
Accumulated deficit	(197,374)	(188,253)
Accumulated other comprehensive loss	—	—
Total shareholders’ equity	(19,867)	(19,500)
Total liabilities and shareholders’ equity	$167,716	$155,493

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except share and per share data)	2019	2018	2019	2018
Revenue	$25,255	$18,283	$81,577	$59,564
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	11,027	8,472	39,518	31,033
Research and development	1,845	11,348	18,578	29,947
General and administrative	6,879	6,969	31,055	29,442
Amortization of intangible assets	646	646	1,938	1,938
Change in warrant valuation	160	287	939	(78)
Change in contingent consideration valuation	3,909	4,115	(15,241)	7,030
Total operating expenses	24,466	31,837	76,787	99,312
Operating income (loss)	789	(13,554)	4,790	(39,748)
Other income (expense):
Interest income	323	126	642	382
Interest expense	(5,417)	(2,198)	(14,553)	(6,490)
Net loss before income taxes	(4,305)	(15,626)	(9,121)	(45,856)
Income tax benefit	—	2,370	—	7,430
Net loss	$(4,305)	$(13,256)	$(9,121)	$(38,426)

Per share information:
Net loss per share of common stock, basic and diluted	$(0.19)	$(0.64)	$(0.41)	$(1.91)
Weighted average common shares outstanding, basic and diluted	22,505,723	20,721,330	22,231,990	20,122,569

Net loss	$(4,305)	$(13,256)	$(9,121)	$(38,426)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	(1)	1
Comprehensive loss	$(4,305)	$(13,256)	$(9,122)	$(38,425)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2019
	Common Stock		Additional		Accumulated other
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	comprehensive loss	Total
Balance, December 31, 2018	21,799,961	$218	$168,535	$(188,253)	$—	$(19,500)
Stock-based compensation expense	—	—	2,826	—	—	2,826
Stock option exercise	29,750	—	185	—	—	185
Issuance of restricted stock units, net of shares withheld for income taxes	268,915	3	(865)	—	—	(862)
Issuance of common stock for equity facility	34,762	—	301	—	—	301
Change in other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(1,977)	—	(1,977)
Balance, March 31, 2019	22,133,388	$221	$170,982	$(190,230)	$(1)	$(19,028)
Stock-based compensation expense	—	—	2,359	—	—	2,359
Stock option exercise	206,625	2	907	—	—	909
Issuance of restricted stock units, net of shares withheld for income taxes	74,594	1	(114)	—	—	(113)
Change in other comprehensive loss	—	—	—	—	1	1
Net loss	—	—	—	(2,839)	—	(2,839)
Balance, June 30, 2019	22,414,607	$224	$174,134	$(193,069)	$—	$(18,711)
Stock-based compensation expense	—	—	1,741	—	—	1,741
Stock option exercise	186,947	2	1,463	—	—	1,465
Issuance of restricted stock units, net of shares withheld for income taxes	12,559	—	(57)	—	—	(57)
Net loss	—	—	—	(4,305)	—	(4,305)
Balance, September 30, 2019	22,614,113	$226	$177,281	$(197,374)	$—	$(19,867)

For the Nine Months Ended September 30, 2018
	Common Stock		Additional		Accumulated other
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	comprehensive loss	Total
Balance, December 31, 2017	19,127,435	$191	$140,006	$(111,348)	$(1)	$28,848
Stock-based compensation expense	—	—	1,584	—	—	1,584
Stock option exercise	14,575	—	65	—	—	65
Issuance of restricted stock units, net of shares withheld for income taxes	25,364	—	(86)	—	—	(86)
Sale of common stock under equity facility, net of transaction costs	383,040	4	3,798	—	—	3,802
Net loss	—	—	—	(12,457)	—	(12,457)
Cumulative effect of adoption of new accounting standards, net of tax	—	—	—	2,818	—	2,818
Balance, March 31, 2018	19,550,414	$195	$145,367	$(120,987)	$(1)	$24,574
Stock-based compensation expense	—	—	1,719	—	—	1,719
Stock option exercise	159,786	2	960	—	—	962
Issuance of restricted stock units, net of shares withheld for income taxes	91,354	1	(2)	—	—	(1)
Sale of common stock under equity facility, net of transaction costs	700,000	7	7,350	—	—	7,357
Cashless exercise of warrants	214,715	2	2,587	—	—	2,589
Other comprehensive loss	—	—	—	—	1	1
Net loss	—	—	—	(12,713)	—	(12,713)
Balance, June 30, 2018	20,716,269	$207	$157,981	$(133,700)	$—	$24,488
Stock-based compensation expense	—	—	1,947	—	—	1,947
Stock option exercise	5,201	—	31	—	—	31
Issuance of restricted stock units, net of shares withheld for income taxes	6,028	—	(4)	—	—	(4)
Sale of common stock under equity facility, net of transaction costs	—	—	341	—	—	341
Net loss	—	—	—	(13,256)	—	(13,256)
Balance, September 30, 2018	20,727,498	$207	$160,296	$(146,956)	$—	$13,547

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
(amounts in thousands)	2019	2018
Cash flows from operating activities:
Net loss	$(9,121)	$(38,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,926	5,250
Non-cash interest expense	3,872	968
Depreciation expense	4,656	3,819
Amortization	1,938	1,938
Change in warrant valuation	939	(78)
Change in contingent consideration valuation	(15,241)	7,030
Deferred income taxes	—	(7,430)
Changes in operating assets and liabilities:
Inventory	(2,223)	(343)
Contract asset	(5,442)	(3,710)
Prepaid expenses and other current assets	384	170
Right-of-use asset	500	—
Accounts receivable	(3,351)	(2,059)
Accounts payable, accrued expenses and other liabilities	(6,360)	(2,192)
Operating lease liability	(506)	—
Net cash used in operating activities	(23,029)	(35,063)
Cash flows from investing activities:
Purchase of property and equipment	(9,643)	(4,363)
Purchase of short-term investments	(12,020)	(6,225)
Proceeds from maturity of investments	12,100	8,500
Acquisition of license agreement	(165)	(82)
Net cash (used in)/provided by investing activities	(9,728)	(2,170)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of original issue discount of $11,400	43,600	—
Payment of deferred financing costs	(2,936)	(261)
Proceeds from sale of common stock, net of transaction costs	—	11,331
Payments of withholdings on shares withheld for income taxes	(1,029)	(91)
Payment of contingent consideration	(10,000)	—
Proceeds from option exercise	2,552	1,058
Net cash provided by financing activities	32,187	12,037
Net decrease in cash and cash equivalents	(570)	(25,196)
Cash and cash equivalents, beginning of period	38,514	60,984
Cash and cash equivalents, end of period	$37,944	$35,788
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,601	$6,214
Purchase of property, plant and equipment included in accrued expenses and accounts payable	$21	$3,185
Common stock issued in connection with equity facility	$301	$357

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1)	Background

Recro Pharma, Inc., or the Company, was incorporated in Pennsylvania on November 15, 2007. The Company is a pharma services and pharmaceutical company that operates through two business segments: a revenue-generating contract development and manufacturing, or CDMO, segment and an Acute Care segment. Each of these segments are deemed to be reportable segments (see Note 3(m) and Note 18). The CDMO segment leverages the Company’s formulation expertise to develop and manufacture pharmaceutical products using the Company’s proprietary delivery technologies for commercial partners who commercialize or plan to commercialize these products and the Acute Care segment develops proprietary product candidates including intravenous, or IV, Meloxicam, for which the Company is pursuing resolution of a Complete Response Letter, or CRL, received from the U.S. Food and Drug Administration, or FDA, regarding the New Drug Application, or NDA, for IV meloxicam. On October 31, 2019, the Company announced that it had received a written decision from the FDA granting its appeal of the Complete Response Letter relating to the NDA seeking approval for IV meloxicam.  See Note 23.

In April 2019, after receipt of the second CRL for IV meloxicam, the Company announced it had implemented a strategic restructuring initiative, and corresponding reduction in the Acute Care segment workforce, aimed at reducing operating expenses, while maintaining key personnel needed to obtain FDA approval and advance IV meloxicam.  The Company anticipates the completion of the spin-off of its Acute Care business into a standalone, publicly-traded company, Baudax Bio, Inc. (Baudax Bio), to Recro shareowners by the end of the fourth quarter 2019.  See Note 22.

(2)	Development-Stage Risks and Liquidity

The Company has incurred losses from operations since inception and has an accumulated deficit of $197,374 as of September 30, 2019. Although its CDMO segment has been profitable, the Company anticipates incurring additional losses until such time when its development costs are reduced and/or alternative structures have been put in place for its Acute Care product candidates. Additional financing may be needed by the Company to fund its operations and to repay the principal on its debt. The Company may raise such capital through debt refinancing, bank or other loans, sale of assets, spin-off transactions, strategic research and development, licensing and/or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and failure to raise capital when needed could materially adversely impact the Company’s growth plans and its financial condition or results of operations. Additional equity financing, if available, may be dilutive to the holders of its common stock and may involve significant cash payment obligations and covenants that restrict the Company’s ability to operate its business. The Company’s future operations are highly dependent on a combination of factors, including (i) the continued profitability of the CDMO segment; (ii) the timely and successful completion of additional financing and/or alternative sources of capital, debt, spin-off transactions, or out-licensing transactions; (iii) the development of competitive therapies by other biotechnology and pharmaceutical companies; and, ultimately, (iv) regulatory approval and market acceptance of the Company’s proposed future products, including IV meloxicam. Management believes that it is probable that the Company will be able to meet its obligations as they become due within one year after the date the financial statements are issued.

(3)	Summary of Significant Accounting Principles
(a)	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

The Company performs its annual goodwill and indefinite-lived intangible asset impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of those assets. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance of its reporting units, anticipated changes in industry and market conditions, including recent tax reform, intellectual property protection, market, regulatory and financing risks and competitive environments. Due to the receipt of the CRL in March 2019, an indicator of potential impairment, the Company performed an impairment test as of March 31, 2019, which indicated that there was no impairment to goodwill or indefinite-lived intangible assets. There have been no additional triggering events as of September 30, 2019.  The Company will perform its annual test as of November 30, 2019.

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

The Company’s CDMO segment is dependent on its relationships with a small number of commercial partners, with its four largest customers having generated 96% and 97% of its revenues for three and nine months ended September 30, 2019, respectively. A portion of the Company’s revenues is dependent on U.S. based customers selling to end-users outside the United States.

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

For purposes of calculating diluted loss per common share, the denominator includes both the weighted average common shares outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents would be dilutive. There are no dilutive common stock equivalents for the three and nine months ended September 30, 2019 and 2018.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic and Diluted Loss Per Share
Net loss	$(4,305)	$(13,256)	$(9,121)	$(38,426)
Weighted average common shares outstanding, basic and diluted	22,505,723	20,721,330	22,231,990	20,122,569
Net loss per share of common stock, basic and diluted	$(0.19)	$(0.64)	$(0.41)	$(1.91)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of September 30, 2019 and 2018, as they would be anti-dilutive:

	September 30,
	2019	2018
Options and restricted stock units outstanding	5,037,746	5,057,765
Warrants	698,664	838,664

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(m)	Segment Information

The Company determined its reportable segments based on its strategic business units, the commonalities among the products and services within each segment and the manner in which the Company reviews and evaluates operating performance. The Company has identified CDMO and Acute Care as reportable segments. Segment disclosures are included in Note 18. Segment operating income (loss) is defined as segment revenue less segment operating expenses (segment operating expenses consist of general and administrative expenses, research and development expenses, and the change in valuation of contingent consideration and warrants). The following items are excluded from segment operating income (loss): interest income and expense, and income tax benefit (expense). Segment assets are those assets and liabilities that are recorded and reported by segment operations.

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

In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled to receive in exchange for those goods or services. This ASU sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed. In January 2018, the Company adopted the standard using the modified retrospective method. See Note 19 for additional information on the impact of the transition on the Company’s financial statements.

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

Based on the amended terms of the Alkermes agreement, the contingent consideration consists of four separate components. The first component is (i) a $5,000 payment made in the first quarter of 2019 and (ii) a $5,000 payment made in the second quarter of 2019. The second components will be payable upon certain regulatory approval and include (i) a $5,000 payment due within 180 days following regulatory approval for IV meloxicam and (ii) $45,000 payable in seven equal annual payments of approximately $6,400 beginning on the first anniversary of such approval. The third component consists of three potential payments, based on the achievement of specified annual revenue targets, the last of which represents over 60% of these milestone payments and currently does not have a fair value assigned to its achievement. The fourth component consists of a royalty payment between 10% and 12% (subject to a 30% reduction when no longer covered by patent) for a defined term on future meloxicam net sales. During the nine months ended September 30, 2019, the Company paid the first component consisting of two payments of $5,000 each to Alkermes.

The fair of the contingent consideration liability is measured as the reporting date using inputs and assumptions as of the date of the financial statements.  Events and circumstances impacting the fair value of the liability that occur after the balance sheet date, but before the date that the financial statements are available to be issued are adjusted in the period during which such events and circumstances occur.  The fair value of the second contingent consideration components is estimated by applying a risk-adjusted discount rate to the probability-adjusted contingent payments based upon the anticipated approval dates. The fair value of the third contingent consideration component is estimated using the Monte Carlo simulation method and applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections based upon the expected revenue target attainment dates. The fair value of the fourth contingent consideration component is estimated by applying a risk-adjusted discount rate to the potential payments resulting from probability-weighted revenue projections and the defined royalty percentage.

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

•	Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At December 31, 2018:
Assets:
Cash equivalents (See Note 7)
Money market mutual funds	$24,720	$—	$—
Commercial paper	—	2,247	—
U.S. Treasury obligations	2,748	—	$—
Total cash equivalents	$27,468	$2,247	$—
Liabilities:
Warrants (See Note 14(d))	$—	$—	$1,101
Contingent consideration (See Note 4)	—	—	90,912
	$—	$—	$92,013
At September 30, 2019:
Assets:
Cash equivalents (See Note 7)
Money market mutual funds	$29,301	$—	$—
Total cash equivalents	$29,301	$—	$—

Liabilities:
Warrants (See Note 14(d))	$—	$—	$2,040
Contingent consideration (See Note 4)	—	—	65,671
	$—	$—	$67,711

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

The reconciliation of the contingent consideration and warrants measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

	Warrants	Contingent Consideration
Balance at December 31, 2018	$1,101	$90,912
Payment of contingent consideration	—	(10,000)
Remeasurement	939	(15,241)
Total at September 30, 2019	$2,040	$65,671

Current portion as of September 30, 2019	—	—
Long-term portion as of September 30, 2019	$2,040	$65,671

The Company does not currently expect a portion of the contingent consideration to become payable within one year as of September 30, 2019 (see Note 4 for additional information). The Company plans to continue to reevaluate this classification and measurement as it progresses through discussions with the FDA regarding IV meloxicam.

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of September 30, 2019, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses and approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of long-term debt approximated fair value at September 30, 2019 due to the comparison of the terms of the debt, including borrowing rates available to the Company through its recent debt refinancing process in the first quarter of 2019.

(7)	Cash Equivalents and Short-term Investments

Cash equivalents and short-term investments as of September 30, 2019 consist of government money market mutual funds. Short-term investments are included in Cash and cash equivalents when their original maturities are three months or less when acquired. In accordance with FASB ASC Topic 320, “Investments – Debt and Equity Securities,” the Company has classified its entire investment portfolio as available-for-sale securities with secondary or resale markets, and, as such, its portfolio is reported at fair value with unrealized gains and losses included in Comprehensive Loss in stockholders’ equity and realized gains and losses included in other income/expense. The following is a summary of available-for-sale securities:

	September 30, 2019
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$29,301	$—	$—	$29,301
Total investments	$29,301	$—	$—	$29,301

	December 31, 2018
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$24,720	$—	$—	$24,720
Commercial paper	2,247	—	—	2,247
U.S. Treasury obligations	2,747	1	—	2,748
Total investments	$29,714	$1	$—	$29,715

As of September 30, 2019, the Company had no investments with maturities of three months or less.  As of December 31, 2018, all of the Company’s investments had original maturities of less than two months. The fair value of the Company’s U.S. Treasury obligations are determined by taking into consideration valuations obtained from third-party pricing services. The third-party pricing services utilize industry standard valuation models, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, and other observable inputs. To derive the fair value of its commercial paper, the Company uses benchmark inputs and industry standard analytical models.

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

Inventory was as follows as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Raw materials	$3,139	$2,611
Work in process	6,047	4,935
Finished goods	4,511	3,440
	13,697	10,986
Provision for inventory obsolescence	(776)	(287)
	$12,921	$10,699

Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Inventory is ordered to meet specific customer orders and largely reflects demand. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration and quality concerns.

(9)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2019	December 31, 2018
Land	$3,263	$3,263
Building and improvements	21,077	17,880
Furniture, office and computer equipment	7,442	7,226
Manufacturing equipment	34,450	30,197
Construction in progress	5,298	6,078
	71,530	64,644
Less: accumulated depreciation and amortization	23,463	19,004
Property, plant and equipment, net	$48,067	$45,640

Depreciation expense for the three and nine months ended September 30, 2019 was $1,590 and $4,656, respectively. Depreciation expense for three and nine months ended September 30, 2018 was $1,321 and $3,819, respectively.

(10)	Intangible Assets

The following represents the balance of the intangible assets at September 30, 2019:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships	$15,500	$11,571	$3,929
In-process research and development	26,400	—	26,400
Total	$41,900	$11,571	$30,329

The following represents the balance of intangible assets at December 31, 2018:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships	$15,500	$9,634	$5,866
In-process research and development	26,400	—	26,400
Total	$41,900	$9,634	$32,266

Amortization expense for each of the three months ended September 30, 2019 and 2018 was $646. Amortization expense for each of the nine months ended September 30, 2019 and 2018 was $1,938.

As of September 30, 2019, future amortization expense is as follows:

Amortization
2019	$646
2020	2,583
2021	700
Total	$3,929

(11)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2019	2018
Clinical trial and related costs	$100	$683
Professional and consulting fees	1,012	672
Payroll and related costs	4,410	4,782
Accrued restructuring costs	1,386	—
Property, plant and equipment	—	1,737
Deferred revenue	775	66
Pre-commercialization scale-up costs	—	4,445
Other research and development costs	138	678
Other	735	1,102
	$8,556	$14,165

After the receipt of the second CRL, in March 2019, the Company incurred approximately $7,200 in restructuring costs ($6,000 incurred in the three months ended June 30, 2019), of which $1,386 remains accrued and unpaid as of September 30, 2019.

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

On October 22, 2019, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with Athyrium. The Third Amendment authorizes the release of two of the Company’s subsidiaries, Baudax Bio and Baudax Bio N.A. LLC (formerly known as Recro N.A. LLC) (“Baudax Bio N.A.”), from their respective obligations as guarantors and the release of any liens granted to or held by Athyrium on collateral provided by or equity interests in Baudax Bio and Baudax Bio N.A., including the security interest in Baudax Bio Limited (formerly Recro Ireland Limited) (the “Release”) under the Credit Agreement, as amended.

The Release is subject to certain conditions, including consummation of the Distribution. The Release is applicable only to Baudax Bio and Baudax Bio N.A. and will not affect or modify any obligations of the Company or the Guarantors (other than Baudax Bio and Baudax Bio N.A.) under the Existing Credit Agreement.

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

The Amended Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis. As of September 30, 2019, the Company was in compliance with the covenants.

As of September 30, 2019, the remaining payments due under the Amended Credit Agreement include a principal payment of $125,000 and an exit fee of $1,250 due at the Maturity Date.

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

In addition, the Company recorded debt issuance costs for the Amended Credit Agreement of $4,439 at original signing, an amendment fee of $500 as well as certain other fees and expenses in December 2018, and recorded debt issuance costs for the Second Amendment consisting of a $2,500 amendment fee, $436 closing fee and $11,400 original issue discount which, along with the fair value of warrants, are being amortized using the effective interest method over the term of the Second Amendment. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations and Comprehensive Loss. As of September 30, 2019, the effective interest rate was 16.49%, which takes into consideration the non-cash accretion of the exit fee, the amortization of the debt issuance cost and the original issue discount.

The components of the carrying value of the debt as of September 30, 2019, are detailed below:

Principal balance outstanding	$125,000
Unamortized deferred issuance costs	(16,483)
Exit fee accretion	342
Total	$108,859

The Company recorded debt issuance cost amortization related to the credit agreements of $1,384 and $329 for the three months ended September 30, 2019 and 2018, respectively.  The Company recorded debt issuance cost amortization related to the credit agreements of $3,746 and $987 for the nine months ended September 30, 2019 and 2018, respectively.

(13)	Commitments and Contingencies
(a)	Licenses

The Company is party to an exclusive license with Orion for the development and commercialization of Dexmedetomidine for use in the treatment of pain in humans in any dosage form for transdermal, transmucosal (including sublingual and intranasal), topical, enteral or pulmonary (inhalational) delivery, but specifically excluding delivery vehicles for administration by injection or infusion, worldwide, except for Europe, Turkey and the CIS (currently includes Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine and Uzbekistan), referred to herein as the Territory. The Company is required to pay Orion lump sum payments of up to €20,500 ($22,380 as of September 30, 2019) on the achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 20% depending on annual sales levels. Through September 30, 2019, no such milestones have been achieved.

The Company is also party to an exclusive license agreement with Orion for the development and commercialization of Fadolmidine for use as a human therapeutic, in any dosage form in the Territory. The Company is required to pay Orion lump sum payments of up to €12,200 ($13,320 as of September 30, 2019) on achievement of certain developmental and commercial milestones, as well as a royalty on net sales during the term, which varies from 10% to 15% depending on annual sales levels. Through September 30, 2019, no such milestones have been achieved.

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

(b)	Contingent Consideration for the Gainesville Transaction

Pursuant to the purchase and sale agreement and subsequent amendment governing the Gainesville Transaction, the Company agreed to pay to Alkermes up to an additional $140,000 in milestone payments including $50,000 upon regulatory approval payable over a seven-year period, as well as net sales milestones related to injectable meloxicam and royalties on future product sales of injectable meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). As of September 30, 2019, the Company has paid $10,000 in milestone payments to Alkermes.

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

On May 31, 2018, a securities class action lawsuit was filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by the Company concerning the NDA for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers and directors as defendants. On February 8, 2019, the Company filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, the Company filed its response and briefing was completed on the motion to dismiss. On June 26, 2019, the judge heard oral arguments on the motion to dismiss.  The judge asked the plaintiffs to file a supplemental brief, which was completed on August 30, 2019, and the Company submitted a reply brief on September 27, 2019.  The Company believes that the lawsuit is without merit and intends to vigorously defend against it. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to the Company.

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

As of September 30, 2019, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
2019	$182
2020	604
2021	527
2022	529
2023	156
2024 and thereafter	247
Total lease payments	2,245
Less imputed interest	(805)
Total operating liabilities	$1,440

As of December 31, 2018 under legacy ASC 840 “Leases”, undiscounted future lease payments for non-cancellable operating leases were as follows:

Lease payments
2019	$781
2020	613
2021	523
2022	529
2023	156
2024 and thereafter	247
Total	$2,849

For the nine months ended September 30, 2019, the weighted average remaining lease term was 4 years and the weighted average discount rate was 16%.

The components of the Company’s lease cost were as follows for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$180	$535
Short-term lease cost	12	54
Variable lease cost	8	17
Total lease cost	$200	$606
(e)	Purchase Commitments

As of September 30, 2019, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $10,804 related to inventory, capital expenditures and other goods and services, including pre-commercial/manufacturing scale-up and clinical activities.  The timing of certain purchase commitments cannot be estimated as it is dependent on timing of FDA approval or the outcome of other strategic evaluations.

(f)	Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers. As of September 30, 2019, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than $947, from that date through June 2020.

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

On December 29, 2017, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, $0.01 par value per share, having an aggregate offering price of up to $40,000 through Cowen, as the placement agent. As of September 30, 2019, the Company did not have any sales of common stock under the Sales Agreement.

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

On March 2, 2018, the Company entered into a Common Stock Purchase Agreement, or the 2018 Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth in the 2018 Purchase Agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate of $20,000 of shares of the Company’s common stock over the approximately 30-month term of the 2018 Purchase Agreement. On the execution of the 2018 Purchase Agreement, the Company agreed to issue 33,040 shares of common stock to Aspire Capital as consideration for entering into the 2018 Purchase Agreement. As of September 30, 2019, the Company sold 1,950,000 shares of common stock under the 2018 Purchase Agreement for proceeds of $16,999, at an average per share price of $8.72, none of which transactions occurred during 2019.

On February 19, 2019, the Company entered into a common stock purchase agreement, or the 2019 Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate of $20,000 of its shares of common stock over the approximately 30-month term of the 2019 Purchase Agreement. On the execution of the 2019 Purchase Agreement, the Company agreed to issue 34,762 shares of common stock to Aspire Capital as consideration for entering into the 2019 Purchase Agreement. As of September 30, 2019, the Company did not have any sales of common stock under the 2019 Purchase Agreement.

(c)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of September 30, 2019, no preferred stock was issued or outstanding.

(d)	Warrants

As of September 30, 2019, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

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

	September 30, 2019	December 31, 2018
Fair value	$2,040	$1,101
Expected dividend yield	—%	—%
Expected volatility	74%	69%
Risk-free interest rates	1.60%	2.49%
Remaining contractual term	2.5 years	3.25 years

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

The Company’s comprehensive loss is shown on the Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018, and is comprised of net unrealized gains and losses on the Company’s available-for-sale securities. The total of comprehensive loss for the three months ended September 30, 2019 and 2018 was $4,305 and $13,256, respectively. The total of comprehensive loss for the nine months ended September 30, 2019 and 2018 was $9,122 and $38,425, respectively. There was no tax effect of other comprehensive loss for the nine months ended September 30, 2019 and 2018.

(16)	Stock-Based Compensation

The Company established the 2008 Stock Option Plan, or the 2008 Plan, which allowed for the granting of common stock awards, stock appreciation rights, and incentive and nonqualified stock options to purchase shares of the Company’s common stock to designated employees, non-employee directors, and consultants and advisors. As of September 30, 2019, no stock appreciation rights have been issued. Subsequent to adoption, the 2008 Plan was amended to increase the authorized number of shares available for grant to 444,000 shares of common stock. This plan expired in 2018. In October 2013, the Company established the 2013 Equity Incentive Plan, or the 2013 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. In June 2015, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan, or the A&R Plan, which amended and restated the 2013 Plan and increased the aggregate amount of shares available for issuance to 2,000,000. On December 1st of each year, pursuant to the “Evergreen” provision of the A&R Plan, the number of shares available under the plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year. In December 2018 and 2017, the number of shares available for issuance under the A&R Plan was increased by 1,082,972 and 956,341, respectively. In May 2018, the Company’s shareholders approved the 2018 Amended and Restated Equity Incentive Plan, which amended and restated the A&R Plan to increase the aggregate amount of shares available for issuance to 8,119,709.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of September 30, 2019, 2,524,235 shares are available for future grants under the A&R Plan.

The weighted average grant-date fair value of the options awarded to employees during the nine months ended September 30, 2019 and 2018 was $8.14 and $6.13, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

September 30,
	2019	2018
Range of expected option life	5.5 - 6 years	5.5 - 6 years
Expected volatility	78.62% - 81.54%	73.26% - 82.00%
Risk-free interest rate	1.59 - 2.66%	2.32 - 2.98%
Expected dividend yield	—	—

The following table summarizes stock option activity during the nine months ended September 30, 2019:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2018	3,775,065	$7.62	7.4 years
Granted	1,507,229	$8.14
Exercised	(431,539)	$6.08
Expired/forfeited/cancelled	(719,510)	$7.86
Balance, September 30, 2019	4,131,245	$7.93	7.1 years
Vested	2,480,132	$7.76	6.1 years
Vested and expected to vest	4,131,245	$7.93	7.1 years

Included in the table above are 512,876 options outstanding as of September 30, 2019 that were granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

In September 2019, 8,217 stock options were exercised, however, the issuance of common shares was not settled until October 2019. Due to the timing of settlement, these options are reflected as exercised in the table above, but not reflected in the common stock shares in the Company’s Consolidated Statements of Shareholders’ Equity as they were not shares outstanding as of September 30, 2019.

As a result of the Company’s reduction in workforce announced in April 2019, the Company cancelled approximately 600,000 unvested stock options upon termination, which are reflected in the table above.

The following table summarizes restricted stock units, or RSUs, activity during the nine months ended September 30, 2019.

Number of shares
Balance, December 31, 2018	1,103,396
Granted	757,641
Vested and settled	(474,353)
Expired/forfeited/cancelled	(480,183)
Balance, September 30, 2019	906,501
Expected to vest	640,301

Included in the table above are 18,625 time-based RSUs outstanding as of September 30, 2019 that were granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

As a result of the Company’s reduction in workforce announced in April 2019, the Company cancelled approximately 300,000 shares related to RSUs upon termination, which is reflected in the table above.

Stock-based compensation expense for the nine months ended September 30, 2019 and 2018 was $6,926 and $5,250, respectively.

As of September 30, 2019, there was $12,486 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 2.2 years. As of September 30, 2019, there was $2,127 of unrecognized compensation expense related to unvested performance-based RSUs and will be expensed if the performance criteria are met.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of September 30, 2019, the aggregate intrinsic value of the vested and unvested options was $8,589 and $4,799, respectively.

(17)	Income Taxes

As of December 31, 2018, the Company had approximately $21.3 million of federal net operating loss carryforwards. The Company also had federal and state research and development tax credit carryforwards of $4.3 million available to offset future taxable income. U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. With the exception of the 2018 federal net operating loss which has an indefinite carry forward period, these federal and state net operating loss and federal and state tax credit carryforwards will begin to expire at various dates beginning in 2028, if not utilized. As of December 31, 2018, the Company had also generated foreign net operating loss carryforwards in Ireland of approximately $92.8 million. The Company currently anticipates that it would continue to record a full valuation allowance against the deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of the valuation allowance.

During the three months ended September 30, 2019, the Company made an election to treat its Irish subsidiary as a disregarded entity for U.S federal income tax purposes, which resulted in a worthless stock and bad debt deduction of approximately $97.0 million for U.S. federal income tax purposes. There was no impact on the condensed consolidated financial statements for this benefit as a result of the full valuation allowance against deferred tax assets.

These tax losses may be subject to audit and future adjustment by the IRS, which could result in a reversal of none, part, or all of the income tax benefit or could result in a benefit higher than the net amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock and bad debt deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition, and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

(18)	Segment Reporting

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

The following table summarizes segment information as of and for the three and nine months ended September 30, 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
CDMO	$25,255	$18,283	$81,577	$59,564
Acute Care	—	—	—	—
Total	$25,255	$18,283	$81,577	$59,564

Operating income (loss):
CDMO	$12,745	$6,944	$37,344	$20,799
Acute Care	(11,956)	(20,498)	(32,554)	(60,547)
Total	$789	$(13,554)	$4,790	$(39,748)

Depreciation and amortization:
CDMO	$2,152	$1,806	$6,227	$5,484
Acute Care	119	161	365	273
Total	$2,271	$1,967	$6,592	$5,757

Capital expenditures:
CDMO	$535	$1,092	$8,008	$2,245
Acute Care	—	340	1,635	2,118
Total	$535	$1,432	$9,643	$4,363

	September 30,	December 31,
	2019	2018
Total goodwill:
CDMO	$4,319	$4,319
Acute Care	2,127	2,127
Total	$6,446	$6,446
Total assets:
CDMO	$100,336	$87,879
Acute Care	67,380	67,614
Total	$167,716	$155,493

(19)	Revenue Recognition

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

Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. Contract assets were $10,643 and $5,201 at September 30, 2019 and December 31, 2018, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers or actual net product sale amounts reported by the commercial partner for the period. For the nine months ended September 30, 2019, actual net product sale amounts reported by the Company’s commercial partner exceeded estimates of royalty amounts attributed to manufactured product shipped as of December 31, 2018 for the related arrangements by approximately $2,083.

The following table presents changes in the Company’s contract assets for the nine months ended September 30, 2019:

Contract asset, beginning of year	$5,201
Change in estimate arising from changes in transaction price	2,083
Reclassification of contract asset to receivables, as the result of rights to consideration becoming unconditional	(7,284)
Contract assets recognized	10,643
Contract asset, end of period	$10,643

The following table disaggregates revenue by business segment and timing of revenue recognition:

	Three Months Ended September 30, 2019
	Point in time	Over time	Total
CDMO	$24,200	$1,055	$25,255
Acute Care	—	—	—
Revenue	$24,200	$1,055	$25,255

	Three Months Ended September 30, 2018
	Point in time	Over time	Total
CDMO	$18,086	$197	$18,283
Acute Care	—	—	—
Revenue	$18,086	$197	$18,283

	Nine Months Ended September 30, 2019
	Point in time	Over time	Total
CDMO	$79,582	$1,995	$81,577
Acute Care	—	—	—
Revenue	$79,582	$1,995	$81,577

	Nine Months Ended September 30, 2018
	Point in time	Over time	Total
CDMO	$58,876	$688	$59,564
Acute Care	—	—	—
Revenue	$58,876	$688	$59,564

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

(20)	Related Party Transactions

A Non-Executive Director of the Company’s Irish subsidiary is a Managing Director and a majority shareholder of HiTech Health Ltd, or HiTech Health, a consultancy firm for the biotech, pharmaceutical and medical device industry. Since 2016, HiTech Health has provided the Company with certain consulting services and in November 2017 both parties entered into a Service Agreement to engage in both regulatory and supply chain project support and consultancy. In consideration for such services, the Company recorded $11 and $25 for the three months ended September 30, 2019 and 2018, respectively.  For the nine months ended September 30, 2019 and 2018 the Company recorded $115 and $278, in consideration for such services, respectively.  A portion of the amount relates to consultancy services provided by the Non-Executive Director.

(21)	Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the 401(k) Plan) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended September 30, 2019 and 2018 were $219 and $258, respectively.  Total Company contributions to the 401(k) plan for the nine months ended September 30, 2019 and 2018 were $937 and $959, respectively.

(22)	Baudax Bio Spin-off

The Company anticipates the completion of the spin-off of its Acute Care business, into a standalone, publicly-traded company, Baudax Bio, to Recro shareowners by the end of the fourth quarter of 2019. Since the effective date of the spin-off is anticipated to fall within the fiscal fourth quarter, the assets and liabilities associated with Baudax Bio have been included with the Company’s third quarter Consolidated Balance Sheet. The results of operations for Baudax Bio will be included in the Consolidated Statement of Operations and Consolidated Statement of Cash Flows through the effective date of the spin-off. The Company intends to enter into certain agreements with Baudax Bio including a separation agreement regarding the separation of the acute care business, a transition services agreement for the provision of certain administrative and other services for a limited time and an employee maters agreement regarding the transfer of certain employees and related liabilities.

(23)	FDA Grants Appeal for IV Meloxicam NDA

On October 31, 2019, the Company announced that it had received a written decision from the FDA granting its appeal of the Complete Response Letter relating to the NDA seeking approval for IV meloxicam. The FDA’s granted the Company’s appeal and indicated that the Company’s application provides sufficient evidence of effectiveness and safety to support approval.  The Company is now in the process of preparing a comprehensive response to the FDA that includes proposed labeling that aligns with the FDA guidance received in the written decision letter.

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

•

our ability to successfully evaluate and execute on other possible organization structures, including but not limited to, the separation of the Acute Care segment from the entity containing the CDMO segment;

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
•

our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including Good Manufacturing Practice, or cGMP, compliance and U.S. Drug Enforcement Agency, or DEA, compliance; and

•

the effects of changes in our effective tax rate due to changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, tax impacts and net operating loss utilization related to the Acute Care segment separation and changes in the tax laws.

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

Our Acute Care segment is primarily focused on innovative products for hospital and other settings. Our lead product candidate is a proprietary injectable form of meloxicam, a long-acting preferential COX-2 inhibitor. IV meloxicam has successfully completed three Phase III clinical trials for the management of moderate to severe pain, consisting of two pivotal efficacy trials and a large double-blind Phase III safety trial, as well as other safety studies. Overall, the total new drug application, or NDA, program included over 1,400 patients. In July 2017, we submitted an NDA to the FDA, for our lead investigational product candidate IV meloxicam 30 mg for the management of moderate to severe pain. In May 2018, we received a CRL from the FDA regarding our NDA for IV meloxicam. We resubmitted the NDA for IV meloxicam in September 2018 and in March 2019, we received a second CRL from the FDA regarding our NDA for IV meloxicam. In April 2019, we announced we had implemented a strategic restructuring initiative, and corresponding reduction in the Acute Care segment workforce, aimed at reducing operating expenses, while maintaining key personnel needed to obtain FDA approval and advance IV meloxicam. We are engaged in resolution of the IV meloxicam CRL, and in October 2019 received written notification from the FDA that our appeal relating to the NDA seeking approval for IV meloxicam has been granted. The FDA granted our appeal and indicated that our application provides sufficient evidence of effectiveness and safety to support approval. We are working to prepare a comprehensive response to the FDA that includes proposed labeling that addresses FDA’s concerns and to provide the relevant evidence from the filed NDA that supports the proposed label.

Our Acute Care segment has no revenue and historically our costs consist primarily of expenses incurred in conducting our manufacturing scale-up, clinical trials and preclinical studies, regulatory activities, pre-commercialization of meloxicam and personnel costs. In light of the strategic restructuring, the operating expenses for Acute Care was greatly reduced following the restructuring and associated costs incurred in the first half of 2019. We anticipate that the spin out of the Acute Care segment will become effective in the fourth quarter of 2019, which would result in the CDMO business and the Acute Care business operating as two separately traded public companies.

We have incurred losses and generated negative cash flows from operations since inception and expect to continue to incur operating losses for 2019. Due to cost reductions from the strategic restructuring following the receipt of the second CRL, we were $4.8 million cash flow positive for the third quarter and expect to remain cash flow positive for the second half of 2019 (excluding the impact from any strategic transactions). Substantially all of our operating losses resulted from costs incurred in connection with our development programs, including our non-clinical and formulation development activities, manufacturing, clinical trials and pre-commercialization activities. We have used cash flow generated by our CDMO segment primarily to fund operations at our Gainesville, Georgia manufacturing facilities, to make payments under our credit facility and to partially fund our development and pre-commercialization activities of our Acute Care segment. We believe our CDMO segment will continue to contribute cash for general corporate purposes and support the IV meloxicam appeal process, maintenance of our other product candidates, and plan for and execute on other possible structures.

On April 10, 2015, we completed the acquisition from Alkermes of certain assets, including the worldwide rights to injectable meloxicam and the development, formulation and manufacturing business that comprised our CDMO segment, which we refer to as the Gainesville Transaction. The consideration paid consisted of $50.0 million cash, a $4.0 million working capital adjustment and a seven-year warrant to purchase 350,000 shares of our common stock at an exercise price of $19.46 per share. In addition, according to the agreement, as amended, we were required to pay up to an additional $140.0 million in milestone payments, including regulatory and net sales milestones, and a royalty percentage of future product net sales related to IV meloxicam. In December 2018, we entered into an Amendment to the Purchase and Sale Agreement with Alkermes, which restructured the $45.0 million milestone originally due upon FDA approval of IV meloxicam to (i) a $5.0 million payment made within 30 days of the amendment; (ii) a $5.0 million payment made by April 23, 2019; (iii) a $5.0 million payment due within 180 days following approval of an NDA for IV meloxicam; and (iv) an additional $45.0 million following approval of an NDA for injectable meloxicam, payable over a seven year period. In addition, we amended our warrant held by Alkermes to decrease the exercise price to $8.26 per share. As of September 30, 2019, we have paid $10.0 million in milestone payments to Alkermes.

Following the receipt of the second CRL, we implemented a strategic restructuring initiative, and corresponding reduction in the Acute Care segment workforce, aimed at reducing operating expenses, while maintaining key personnel needed to obtain FDA approval and advance IV meloxicam. The restructuring initiative included a reduction of a majority of our Acute Care segment workforce of approximately 50 positions. We have incurred approximately $7.2 million of costs in connection with the strategic restructuring plan ($6.0 million of which was incurred during the three months ended June 30, 2019), which includes severance and related termination benefits and canceled marketing and production costs.

Financial Overview

Revenues

During the nine months ended September 30, 2019 and 2018 we recognized revenues from three revenue streams: manufacturing revenue, royalty revenue and research and development services revenue. This revenue is generated from our CDMO segment.

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

We expect our research and development costs to relate to IV meloxicam as we seek to obtain regulatory approval for IV meloxicam, and if successful in obtaining regulatory approval, advance IV meloxicam through the commercialization scale-up and other activities. We also expect to have expenses related to development of our other product candidates. We may elect to seek collaborative relationships in order to provide us with a diversified revenue stream and to help facilitate the development and commercialization of our product candidate pipeline. We expect our research and development costs to remain at a reduced level for the remainder of 2019 as a result of the restructuring and reduced clinical and pre-commercialization manufacturing activities for IV meloxicam and our other pipeline associated activities.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, pre-commercial, finance and information technology functions. General and administrative expenses also include professional fees for legal, including patent-related expenses, consulting, auditing and tax services and CDMO business development activities. In light of the restructuring and continued advancement of IV meloxicam, our future expected general and administrative expenses related to pre-commercial costs has been substantially reduced.

We currently expect our general and administrative expenses, excluding the impact from the potential Acute Care separation, to remain at a reduced level for the remainder of 2019 as we progress through our discussions with the FDA regarding the CRL and operating under our new structure. We will continue to incur costs relating to our operations as a public company, including salary, consulting, legal, patent and compliance, accounting, insurance and investor relations costs.

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

Change in Fair Value of Contingent Consideration

Pursuant to the Purchase and Sale Agreement for the Gainesville Transaction, as amended in December 2018, we are required to pay up to an additional $140.0 million in milestone payments, including $10.0 million during the first half of 2019, another $5.0 million due within 180 days of approval of IV meloxicam and $45.0 million over seven years beginning one year after approval, as well as net sales milestones and a royalty percentage of future product net sales related to IV meloxicam between 10% and 12% (subject to a 30% reduction when no longer covered by patent). The estimated fair value of the initial $54.6 million payment obligation was recorded as part of the purchase price for the Gainesville Transaction. We have continued to reevaluate the fair value each subsequent period and as of September 30, 2019 recorded a $65.7 million payment obligation, representing the estimated probability adjusted fair value. Each reporting period, we revalue this estimated obligation with changes in fair value recognized as a non-cash operating expense or gain. As of September 30, 2019, we have paid $10.0 million in milestone payments to Alkermes.

Change in Fair Value of Warrants

We have classified as liabilities certain warrants outstanding that contain a contingent net cash settlement feature upon a change in control. The fair value of these warrants is remeasured through settlement or expiration with changes in fair value recognized as a period charge within the Consolidated Statements of Operations and Comprehensive Loss.

Interest Expense, net

Interest expense, net for the three months ended September 30, 2019 and 2018 was a result of interest expense incurred on our Athyrium senior secured term loans and the amortization of the related financing costs, net of interest income on cash equivalents and short-term investments.

Net Operating Losses and Tax Carryforwards

As of December 31, 2018, we had approximately $21.3 million of federal net operating loss carryforwards. We also had federal and state research and development tax credit carryforwards of $4.3 million available to offset future taxable income. U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. With the exception of the 2018 federal net operating loss which has an indefinite carry forward period, these federal and state net operating loss and federal and state tax credit carryforwards will begin to expire at various dates beginning in 2028, if not utilized. As of December 31, 2018, we had also generated foreign net operating loss carryforwards in Ireland of approximately $92.8 million. We currently anticipate that we would continue to record a full valuation allowance against the deferred tax asset until there is sufficient evidence to support the reversal of all or a portion of the valuation allowance.

During the three months ended September 30, 2019, the Company made an election to treat its Irish subsidiary as a disregarded entity for U.S federal income tax purposes, which resulted in a worthless stock and bad debt deduction of approximately $97.0 million for U.S.

federal income tax purposes.  There was no impact on the condensed consolidated financial statements for this benefit as a result of the full valuation allowance against deferred tax assets.

This tax loss may be subject to audit and future adjustment by the IRS, which could result in a reversal of none, part, or all of the income tax benefit or could result in a benefit higher than the net amount recorded. If the IRS rejects or reduces the amount of the income tax benefit related to the worthless stock and bad debt deduction, we may have to pay additional cash income taxes, which could adversely affect our results of operations, financial condition, and cash flows. We cannot guarantee what the ultimate outcome or amount of the benefit we receive, if any, will be.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018
	(amounts in thousands)
Revenue	$25,255	$18,283
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	11,027	8,472
Research and development	1,845	11,348
General and administrative	6,879	6,969
Amortization of intangible assets	646	646
Change in warrant valuation	160	287
Change in contingent consideration valuation	3,909	4,115
Total operating expenses	24,466	31,837
Operating loss	789	(13,554)
Other income (expense):
Interest expense, net	(5,094)	(2,072)
Loss before income taxes	(4,305)	(15,626)
Income tax benefit	—	2,370
Net loss	$(4,305)	$(13,256)

Revenue and costs of sales. Our revenues were $25.3 million and $18.3 million and cost of sales were $11.0 million and $8.5 million for the three months ended September 30, 2019 and 2018, respectively. The increase of $7.0 million in revenue was primarily due to increased royalties recognized from one of our commercial partners and an increase in product sales to various of our commercial partners. Cost of sales increased $2.5 million primarily due to expansion of our service and development capabilities as well as growth in manufacturing demand which was partially offset by operating efficiencies gained as a result of higher production volumes.

Research and Development. Our research and development expenses were $1.8 million and $11.3 million for the three months ended September 30, 2019 and 2018, respectively. The decrease of $9.5 million was primarily due to a decrease in pre-commercialization manufacturing and clinical costs for IV meloxicam, the shift in focus of our CDMO formulation and development capabilities to cost of sales activities, a decrease in development costs for other pipeline products and a decrease in personnel costs.

General and Administrative. Our general and administrative expenses were $6.9 million and $7.0 million for the three months ended September 30, 2019 and 2018, respectively. The decrease of $0.1 million was due to a reduction in commercial team personnel and related costs following the receipt of the second CRL, which suspended our preparation of the anticipated launch of IV meloxicam offset by an increase in public company costs including legal costs.

Amortization of Intangible Assets. Amortization expense was $0.6 million for each of the three months ended September 30, 2019 and 2018, respectively, which was exclusively related to the amortization of our CDMO royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Interest Expense, net. Interest expense, net was $5.1 million and $2.1 million during the three months ended September 30, 2019 and 2018, respectively. The increase of $3.0 million was primarily due to the higher principal balance on our Athyrium senior secured term loan and amortization of the related financing costs.

Income Tax Benefit. We believe that it is more likely than not that the deferred income tax assets associated with our federal, state and foreign operations will not be realized, and as such, there is a full valuation allowance against our deferred tax assets related to the losses. As a result of the recording of a full valuation allowance, there was no income tax benefit for the three months ended September 30, 2019. For the three months ended September 30, 2018, the income tax benefit was $2.4 million, which was recorded prior to the recording of the full valuation allowance for United States operations in the fourth quarter of 2018.

Operating Income (Loss) per Segment.

CDMO Segment-

Our CDMO segment’s revenues were $25.3 million and $18.3 million in the three months ended September 30, 2019 and 2018, respectively. The increase of $7.0 million in revenue was primarily due to increased royalties recognized from one of our commercial partners and an increase in product sales to various of our commercial partners.

Our CDMO segment’s operating expenses (including cost of sales) increased by $1.2 million, from $11.3 million in the three months ended September 30, 2018 to $12.5 million in the three months ended September 30, 2019. Cost of sales were $11.0 million and $8.5 million in the three months ended September 30, 2019 and 2018, respectively. Cost of sales increased by $2.5 million due to expansion of our service and development capabilities as well as growth in manufacturing demand which was offset by operating efficiencies gained as a result of higher production volumes. Research and development expenses decreased by $1.5 million due to the shift in focus of our formulation and development capabilities to cost of sales activities and general and administration expenses increased by $0.1 million due to increased business development activities. All of the above contributed to CDMO segment’s operating income of $12.7 million for the three months ended September 30, 2019, which included non-cash charges of $2.2 million for depreciation and amortization and $0.4 million for stock-based compensation.

Acute Care Segment-

Our Acute Care segment’s operating expenses (excluding non-cash charges for contingent consideration and warrants) decreased $8.3 million from $16.1 million in the three months ended September 30, 2018 to $7.8 million in the three months ended September 30, 2019. Research and development expenses, decreased $8.0 million as a result of a decrease in pre-commercialization manufacturing and clinical costs for IV meloxicam, a decrease in development costs for other pipeline products and a decrease in personnel costs. General and administrative costs decreased by $0.3 million as a result of decreased salaries and benefits and decreased pre-commercialization marketing expenses following the receipt of the second CRL, which halted our preparation of the anticipated launch of IV meloxicam. The non-cash charge for contingent consideration decreased by $0.2 million due to the adjusted timing of estimated milestone and royalty payments and the non-cash change in value of warrants decreased by $0.1 million primarily as a result of the change in our stock price. All of the above contributed to our Acute Care segment’s operating loss of $11.9 million for the three months ended September 30, 2019, which also included non-cash charges of $3.7 million for stock-based compensation, depreciation and amortization.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018
	(amounts in thousands)
Revenue	$81,577	$59,564
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	39,518	31,033
Research and development	18,578	29,947
General and administrative	31,055	29,442
Amortization of intangible assets	1,938	1,938
Change in warrant valuation	939	(78)
Change in contingent consideration valuation	(15,241)	7,030
Total operating expenses	76,787	99,312
Operating income (loss)	4,790	(39,748)
Other income (expense):
Interest expense, net	(13,911)	(6,108)
Loss before income taxes	(9,121)	(45,856)
Income tax benefit	—	7,430
Net loss	$(9,121)	$(38,426)

Revenue and costs of sales. Our revenues were $81.6 million and $59.6 million and cost of sales were $39.5 million and $31.0 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $22.0 million in revenue was due to increased royalties recognized from one of our commercial partners and an increase in product sales to various commercial partners. Cost of sales increased $8.5 million due to expansion of our service and development capabilities as well as growth in manufacturing demand which was partially offset by operating efficiencies gained as a result of higher production volumes.

Research and Development. Our research and development expenses were $18.6 million and $29.9 million for the nine months ended September 30, 2019 and 2018, respectively. Excluding $2.8 of costs associated with the strategic restructuring initiative recorded in the nine months ended September 30, 2019, the decrease of $14.1 million was primarily due to a decrease in pre-commercialization manufacturing and clinical costs for IV meloxicam, a decrease in personnel costs, the shift in focus of our CDMO formulation and development capabilities to cost of sales activities, and a decrease in development costs for other pipeline products.

General and Administrative. Our general and administrative expenses were $31.1 million and $29.4 million for the nine months ended September 30, 2019 and 2018, respectively. Excluding $4.4 million of costs associated with the strategic restructuring initiative recorded in the nine months ended September 30, 2019, the decrease of $2.7 million was due to a reduction in commercial team personnel and pre-commercial consulting costs in preparation of the anticipated launch of IV meloxicam following the receipt of the second CRL. These decreases in costs were offset by increases in costs associated with the debt financing, public company costs including legal fees, business development costs in our CDMO segment as well as increased professional fees associated with addressing the first and second CRLs issued by the FDA regarding our NDA for IV meloxicam.

Amortization of Intangible Assets. Amortization expense was $1.9 million for the nine months ended September 30, 2019 and 2018, which was exclusively related to the amortization of our royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Interest Expense, net. Interest expense, net was $13.9 million and $6.1 million during the nine months ended September 30, 2019 and 2018, respectively. The increase of $7.8 million was primarily due to the higher principal balance on our Athyrium senior secured term loan and amortization of the related financing costs.

Income Tax Benefit. We believe that it is more likely than not that the deferred income tax assets associated with our federal, state and foreign operations will not be realized, and as such, there is a full valuation allowance against our deferred tax assets related to the losses. As a result of the recording of a full valuation allowance, there was no income tax benefit for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, the income tax benefit was $7.4 million, which was recorded prior to the recording of the full valuation allowance for United States operations in the fourth quarter of 2018.

Operating Income (Loss) per Segment.

CDMO Segment-

Our CDMO segment’s revenues were $81.6 million and $59.6 million for the nine months ended September 30, 2019 and 2018, respectively. The increase of $22.0 million in revenue was primarily due to increased royalties recognized from one of our commercial partners and an increase in product sales to various commercial partners.

Our CDMO segment’s operating expenses (including cost of sales) increased by $5.5 million, from $38.8 million in the nine months ended September 30, 2018 to $44.3 million in the nine months ended September 30, 2019. Cost of sales were $39.5 million and $31.0 million in the nine months ended September 30, 2019 and 2018, respectively. Cost of sales increased $8.5 million due to expansion of our service and development capabilities as well as growth in manufacturing demand which was offset by operating efficiencies gained as a result of higher production volumes. Research and development expenses decreased by $4.3 million due to the shift in focus of our formulation and development capabilities to cost of sales activities and general and administration expenses increased by $1.3 million due to increased business development activities. All of the above contributed to our CDMO segment’s operating income of $37.3 million for the nine months ended September 30, 2019, which included non-cash charges of $6.2 million for depreciation and amortization and $1.3 million for stock-based compensation.

Acute Care Segment-

Our Acute Care segment’s operating expenses (excluding non-cash charges for contingent consideration and warrants) decreased $6.7 million from $53.6 million in the nine months ended September 30, 2018 to $46.9 million in the nine months ended September 30, 2019. Excluding the $7.2 million of costs associated with the strategic restructuring initiative recorded in the nine months ended September 30, 2019, Acute Care segment’s operating expenses (excluding non-cash charges for contingent consideration and warrants) decreased $13.9 million in the nine months ended September 30, 2019 compared to the prior year period. Research and development expenses, excluding the strategic restructuring costs, decreased $9.9 million as a result of a decrease in pre-commercialization manufacturing an dclinical costs for IV meloxicam, a decrease in personnel costs, and decreases in development costs for other pipeline products. General and administrative costs, excluding the strategic restructuring costs, decreased by $4.0 million as a result of decreased commercial team personnel and pre-commercial consulting costs in preparation of the anticipated launch of IV meloxicam following the receipt of the second CRL. These decreases in costs were offset by an increase in costs associated with the debt financing, public company costs including legal fees, as well as increased professional fees associated with addressing the first and second CRLs issued by the FDA regarding our NDA for IV meloxicam. The non-cash charge for contingent consideration decreased by $22.3 million due to the adjusted timing of estimated milestone and royalty payments and the non-cash change in value of warrants increased by $1.0 million primarily as a result of the change in our stock price. All of the above contributed to our Acute Care segment’s operating loss of $32.6 million for the nine months ended September 30, 2019, which also included non-cash charges of $6.0 million for stock-based compensation, depreciation and amortization.

Liquidity and Capital Resources

As of September 30, 2019, we had $37.9 million in cash, cash equivalents and short-term investments.

Since inception through September 30, 2019, we have financed our product development, operations and capital expenditures primarily from sales of equity and debt securities, including sales of our common stock with net proceeds of $133.5 million, and term loans made under our previous and existing credit facilities, including our credit facility with Athyrium with an outstanding balance of $125.0 million and contributions of excess cash flow from our CDMO segment.

We continue to advance IV meloxicam and evaluate and execute on other possible corporate structures, including the spin out of the Acute Care segment which would result in the CDMO business and the Acute Care business operating as two separately traded public companies that we expect to become effective in the fourth quarter of 2019. In order to proceed with the development of our product candidates, make the payments which may become due, including milestone payments owed to Alkermes or other licensing partners, to commercialize IV meloxicam, if approved, to commence our clinical trial programs of our other product candidates, to commercialize any of our other product candidates or technologies that receive regulatory approval and to enhance our sales and marketing efforts for additional products we may acquire, we would need to raise substantial additional funding. Insufficient funds may cause us to delay, reduce the scope of or eliminate one or more of our development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including any corporate reorganization regarding the Acute Care segment, our ability to timely and adequately resolve the second CRL issued by the FDA regarding our NDA for IV meloxicam, the cost of studies and other actions that may be needed to obtain regulatory approval for IV meloxicam, the timing of approval of IV meloxicam, our ability to commercialize IV meloxicam, the level of market acceptance of IV meloxicam and the costs of commercialization activities for IV meloxicam, if approved, as well as, the continued profitability of our CDMO segment, and our ability to raise additional funds through debt refinancing, bank or other loans, licensing, including out-licensing activities, sale of assets and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Additional debt or equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business or access to capital.

On March 7, 2015, in connection with the Gainesville Transaction, we, through a wholly owned subsidiary, entered into a credit agreement with OrbiMed. Pursuant to the credit agreement, OrbiMed provided us with a term loan in the original principal amount of $50.0 million on April 10, 2015, which amount was used to fund the Gainesville Transaction. On November 17, 2017, we entered into our credit agreement with Athyrium, pursuant to which we drew upon an initial $60.0 million term loan. We used the proceeds from the initial term loan to (i) repay in full all outstanding indebtedness under our credit facility with OrbiMed of approximately $31.7 million, which included the remaining debt principal balance of $27.3 million and early termination charges of $4.4 million and (ii) pay transaction fees associated with the credit facility with Athyrium of approximately $4.2 million. In December 2018 we amended the credit agreement with Athyrium and drew upon a $10.0 million term B-1 loan. In February 2019, we entered into a second amendment to the credit agreement with Athyrium pursuant to which the credit facility was (i) expanded from $100.0 million to $125.0 million and (ii) the two additional $15.0 million tranches were restructured into a $55.0 million term B-2 loan, which was funded on the date of execution of the Second Amendment, net of the original issue discount of $11.4 million. Beginning on March 31, 2021, we must repay the outstanding principal amount in quarterly installments of $3.0 million with the outstanding principal balance due on March 31, 2023. As of September 30, 2019, we had $125.0 million outstanding principal under our credit agreement with Athyrium.

Sources and Uses of Cash

Cash used in operations was $23.0 million and $35.1 million for the nine months ended September 30, 2019 and 2018, respectively, which represents our operating losses less our stock-based compensation, depreciation, non-cash interest expense, changes in fair value of warrants and contingent consideration and amortization of intangibles, as well as changes in operating assets and liabilities.

Cash used in investing activities was $9.7 million for the nine months ended September 30, 2019. Cash used in investing activities was $2.2 million for the nine months ended September 30, 2018. This reflected cash used for the purchases of short-term investments and for the purchases of property and equipment partially offset by the related maturities of short-term investments. During the nine months ended September 30, 2019, our capital expenditures were $9.6 million, which primarily related to the investment in our CDMO capabilities to scale and support our anticipated growth.

There was $32.2 million of cash provided by financing activities in the nine months ended September 30, 2019 from net proceeds of issuance of long-term debt of $43.6 million and $2.6 million of cash from proceeds related to stock option exercises, which was partially offset by $10.0 million of contingent consideration payments, deferred financing costs of $2.9 million from the Athyrium transaction, and $1.0 million of payments of withholdings on shares withheld for income taxes. There was $12.0 million of cash provided by financing activities in the nine months ended September 30, 2018 from net proceeds of $11.3 million from the sale of shares of common stock through our Common Stock Purchase Agreement with Aspire Capital and $1.1 million of cash provided by financing activities from proceeds related to stock option exercises, which was partially offset by deferred financing costs of $0.3 million from the Athyrium transaction.

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
•

the effect of any changes in our effective tax rate due to changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, tax impacts and net operating loss utilization related to the Acute Care segment separation and changes in tax laws.

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

Contractual Commitments

The table below reflects our contractual commitments as of September 30, 2019:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Athyrium Debt	$126,250	$—	$21,000	$105,250	$—
Interest on Debt	44,905	15,091	28,202	1,612	—
Purchase Obligations (2):	10,804	5,988	1,769	—	—
Operating Leases (3)	2,245	656	1,055	405	130
Other Long-Term Liabilities:
Other License Commitments and Milestone payments (4), (5)	52,265	40	130	170	225
Alkermes Payments (6)	130,000	—	—	—	—
Employment Agreements (7)	947	947	—	—	—

Total Contractual Obligations	$367,416	$22,722	$52,156	$107,437	$355

(1)

The long-term debt obligations consist of principal, an exit fee of 1% of the principal, and interest on the $125.0 million outstanding principal under our $125.0 million credit facility with Athyrium as of September 30, 2019. The debt bears interest at a rate of LIBOR plus 9.75% per annum. Due to fluctuations of the future LIBOR interest rate, it has been set at the rate as of September 27, 2019 to calculate the obligation. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet.  See Note 12 to the Consolidated Financial Statements included in this Form 10-Q.

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

(7)

We have entered into employment agreements with certain of our named executive officers. As of September 30, 2019, these employment agreements provided for, among other things, annual base salaries in an aggregate amount of not less than this amount, from that date through June 2020. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 13 (f) to the Consolidated Financial Statements included in this Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 19, 2019. In the nine months ended September 30, 2019, there were no significant changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are involved, from time to time, in various claims and legal proceedings arising in the ordinary course of its business. Except as disclosed below, we are not currently a party to any such claims or proceedings that, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition or results of operations.

On May 31, 2018, a securities class action lawsuit was filed against us and certain of our officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by us concerning the NDA for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers and directors as defendants. On February 8, 2019, we filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, We filed its response and briefing was completed on the motion to dismiss. On June 26, 2019, the judge heard oral arguments on the motion to dismiss.  The judge asked the plaintiffs to file a supplemental brief, which was completed on August 30, 2019, and we submitted a reply brief on September 27, 2019.  We believe that the lawsuit is without merit and intends to vigorously defend against it. The lawsuit is in the early stages and, at this time, no assessment can be made as to its likely outcome or whether the outcome will be material to us.

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and our Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2019.

Our appeal relating to the NDA for IV Meloxicam has been granted, however, there can be no certainty that our proposed labeling will address the FDA’s concerns in order to successfully commercialize IV meloxicam.

In July 2017 we submitted an NDA for IV meloxicam for the management of moderate to severe pain to the FDA. On May 23, 2018, we received a CRL from the FDA regarding the NDA, which stated that the FDA determined it could not approve the NDA in its present form.  In October 2019 we received written notification from the FDA that our appeal relating to the NDA seeking approval for IV meloxicam has been granted. The FDA’s letter states that the appeal was granted and that the NDA provides sufficient evidence of effectiveness and safety to support approval. We are working to prepare a comprehensive response to the FDA that includes refiling the NDA with proposed labeling that addresses the FDA’s concerns and to provide the relevant evidence from the filed NDA that supports the proposed label, but there can be no guarantee that we will be able to do so in a timely manner, or at all. In addition, if the approved labeling of IV meloxicam is for a more limited indication or different dosing interval than we originally requested, our ability to market to our full target market may be reduced.  We could need to significantly revise our launch and commercialization strategy, which could delay commercial launch of IV meloxicam, if approved, and could significantly limit our ability to realize the full market potential of IV meloxicam.  The approved labeling could decrease the target market to a point where we would be unable to achieve profitability from IV meloxicam, in which case we may be forced to limit or discontinue the commercialization of IV meloxicam, or seek a collaboration partner for the commercialization of IV meloxicam, all of which would have an adverse impact on our business.

Should we fail to obtain regulatory approval of IV meloxicam, we may be forced to rely on our other product candidates, which are at an earlier development stage and will require significant additional time and resources to obtain regulatory approval and proceed with commercialization.

The planned spin-off of our acute care business segment is subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time, effort and expense, which could harm our business, results of operations and financial condition.

In November 2019, we announced the intent to spin-off our acute care business segment from our CDMO segment, resulting in two independent, publicly traded companies, Recro Pharma, Inc. and Baudax Bio, Inc. The separation of our business segments is expected to be completed in the fourth quarter of 2019 and is subject to the satisfaction of certain conditions.  Adverse market conditions or delays or difficulties effecting the planned separation could delay or prevent, or adversely impact the anticipated benefits from, the planned separation. We may not complete the separation on the terms or on the timeline that we announced, or may, for any or no reason and at any time until the planned separation is complete, abandon the separation or modify or change its terms. Any of the foregoing may result in our not achieving the operational, financial, strategic and other benefits we anticipate, and in each case, our business, results of operations and financial condition could be adversely affected.

We have incurred and will continue to incur significant expenses in connection with the planned separation, and such costs and expenses may be greater than we anticipate.  In addition, completion of the spin-off will require a significant amount of management time and effort which may disrupt our business or otherwise divert management’s attention from other aspects of our business. Any of the foregoing could adversely affect our business, results of operations and financial condition.

Even if the spin-off is completed, the anticipated operational, financial, strategic and other benefits of the spin-off may not be achieved. The combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the separation not occurred. The combined value of the common stock of the two companies could be lower than anticipated for a variety of reasons, including the failure of either company to operate and compete effectively as an independent company.  The common stock price of each company may experience periods of extreme volatility. In addition, the two independent companies will be smaller and less diversified, with a narrower business focus, and may be more vulnerable to changing market conditions. The spin-off also presents a number of significant risks to our internal processes, including the failure to maintain an adequate control environment due to changes to our infrastructure technology systems and financial reporting processes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
(a)	The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	Third Amendment to Credit Agreement and Release Agreement, dated as of October 22, 2019, by and between Recro Pharma, Inc. and Athyrium Opportunities III Acquisition LP.	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 INS	XBRL Instance Document	Filed herewith.

101 SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECRO PHARMA, INC.

Date: November 8, 2019	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)