Form 10-Q
period 2020-03-31
Recro Pharma, Inc.
filed 2020-05-11
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2020

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

As of May 7, 2020, there were 23,565,735 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$19,873	$19,148
Accounts receivable	14,486	14,389
Contract asset	9,752	8,851
Inventory	12,044	15,072
Prepaid expenses and other current assets	1,622	2,700
Total current assets	57,777	60,160
Property, plant and equipment, net	41,746	42,212
Right-of-use asset	438	485
Intangible assets, net	2,637	3,283
Goodwill	4,319	4,319
Total assets	$106,917	$110,459
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,136	$989
Accrued expenses and other current liabilities	5,140	4,176
Current portion of long-term debt	3,000	—
Current portion of operating lease liability	132	148
Current liabilities of discontinued operation	—	1,172
Total current liabilities	9,408	6,485
Long-term debt, net	108,779	110,319
Long-term portion of operating lease liability and other	924	367
Total liabilities	119,111	117,171
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $0.01 par value. Authorized, 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized, 50,000,000 shares; issued and outstanding, 23,455,233 shares at March 31, 2020 and 23,312,928 shares at December 31, 2019	234	233
Additional paid-in capital	202,147	199,938
Accumulated deficit	(214,575)	(206,883)
Total shareholders’ equity	(12,194)	(6,712)
Total liabilities and shareholders’ equity	$106,917	$110,459

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
(amounts in thousands, except share and per share data)	2020	2019
Revenue	$21,777	$25,065
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	18,254	14,391
Selling, general and administrative	5,446	6,505
Amortization of intangible assets	646	646
Change in warrant valuation	—	(263)
Total operating expenses	24,346	21,279
Operating income (loss) from continuing operations	(2,569)	3,786
Other income (expense):
Interest income	30	175
Interest expense	(5,153)	(3,765)
Net income (loss) from continuing operations	(7,692)	196
Loss on discontinued operations	—	(2,173)
Net loss	$(7,692)	$(1,977)

Per share information:
Net income (loss) per share from continuing operations, basic	$(0.33)	$0.01
Net loss per share from discontinued operations, basic	—	(0.10)
Net loss per share, basic	$(0.33)	$(0.09)
Weighted average common shares outstanding, basic	23,394,767	21,918,175

Net income (loss) per share from continuing operations, diluted	$(0.33)	$(0.00)
Net loss per share from discontinued operations, diluted	—	(0.10)
Net loss per share, diluted	$(0.33)	$(0.10)
Weighted average common shares outstanding, diluted	23,394,767	21,978,606

Net loss	$(7,692)	$(1,977)
Other comprehensive loss:
Unrealized gain/(loss) on available-for-sale securities	—	(1)
Comprehensive loss	$(7,692)	$(1,978)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2020
	Common Stock		Additional		Accumulated other
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	comprehensive loss	Total
Balance, December 31, 2019	23,312,928	$233	$199,938	$(206,883)	$—	$(6,712)
Stock-based compensation expense	—	—	3,231	—	—	3,231
Stock option exercise	21,141	—	130	—	—	130
Exercise of stock options, net of 36,078 shares withheld for exercise price and income taxes	15,922	—	(235)	—	—	(235)
Issuance of restricted stock units, net of shares withheld for income taxes	105,242	1	(917)	—	—	(916)
Net loss	—	—	—	(7,692)	—	(7,692)
Balance, March 31, 2020	23,455,233	$234	$202,147	$(214,575)	$—	$(12,194)

For the Three Months Ended March 31, 2019
	Common Stock		Additional		Accumulated other
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	Accumulated Deficit	comprehensive loss	Total
Balance, December 31, 2018	21,799,961	$218	$168,535	$(188,253)	$—	$(19,500)
Stock-based compensation expense	—	—	2,826	—	—	2,826
Stock option exercise	29,750	—	185	—	—	185
Issuance of restricted stock units, net of shares withheld for income taxes	268,915	3	(865)	—	—	(862)
Issuance of common stock for equity facility	34,762	—	301	—	—	301
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(1,977)	—	(1,977)
Balance, March 31, 2019	22,133,388	$221	$170,982	$(190,230)	$(1)	$(19,028)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
(amounts in thousands)	2020	2019
Cash flows from operating activities, continuing operations:
Net loss	$(7,692)	$(1,977)
Loss on discontinued operations	—	2,173
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Stock-based compensation	3,231	1,814
Non-cash interest expense	1,460	1,017
Depreciation expense	1,500	1,317
Amortization of intangible assets	646	646
Change in warrant valuation	—	(263)
Changes in operating assets and liabilities:
Inventory	3,028	531
Contract asset	(901)	93
Prepaid expenses and other current assets	1,078	(692)
Right-of-use asset	47	55
Accounts receivable	(97)	(3,352)
Accounts payable, accrued expenses and other liabilities	1,286	401
Operating lease liability	(48)	(56)
Net cash provided by operating activities, continuing operations	3,538	1,707
Cash flows from investing activities, continuing operations:
Purchases of property and equipment	(620)	(2,649)
Purchases of short-term investments	—	(12,021)
Net cash used in investing activities, continuing operations	(620)	(14,670)
Cash flows from financing activities, continuing operations:
Proceeds from issuance of long-term debt, net of original issue discount of $11,400	—	43,600
Payment of deferred financing costs	—	(2,936)
Payments of withholdings on shares withheld for income taxes	(1,151)	(864)
Proceeds from option exercises	130	186
Net cash provided by/(used in) financing activities, continuing operations	(1,021)	39,986
Net increase in cash and cash equivalents from continuing operations	1,897	27,023
Discontinued Operations:
Cash flows used in operating activities	(1,172)	(14,197)
Cash flows used in investing activities	—	(359)
Cash flows used in financing activities	—	(5,000)
Net decrease in cash and cash equivalents from discontinued operations	(1,172)	(19,556)
Cash and cash equivalents, beginning of period	19,148	38,514
Cash and cash equivalents, end of period	$19,873	$45,981
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,693	$2,734
Purchase of property, plant and equipment included in accrued expenses and accounts payable	$702	$1,138
Common stock issued in connection with equity facility	$—	$301

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

In November 2019, the Company’s former Acute Care business was spun-out through its former wholly-owned subsidiary, Baudax Bio, Inc., or Baudax Bio, when the Company completed a special dividend distribution of all the outstanding shares of common stock of Baudax Bio to its shareholders. See Note 3 to the consolidated financial statements for additional information on the spin-off of Baudax Bio.

The Company has incurred losses from operations since inception and has an accumulated deficit of $214,575 as of March 31, 2020, which is mostly related to activities that are presented as discontinued operations upon completion of the spin-off as Baudax Bio.  The Company’s future operations are highly dependent on the continued profitability of its manufacturing operations.  Management believes that it is probable that the Company will be able to meet its obligations as they become due within one year after the date the financial statements are issued.

(2)	Summary of Significant Accounting Principles
(a)	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and notes required by U.S. GAAP for complete annual financial statements. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Intangible assets include the Company’s royalties and contract manufacturing relationships assets. The royalties and contract manufacturing relationships intangible asset is considered a definite-lived intangible asset and is amortized on a straight-line basis over a useful life of six years.  The Company is required to review the carrying value of definite-lived intangible assets for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. There were no triggering events as of March 31, 2020.

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance, anticipated changes in industry and market conditions, and competitive environments. The Company performed its impairment test as of November 30, 2019 and noted there have been no triggering events or indicators of impairment for goodwill as of December 31, 2019.  Due to the COVID-19 pandemic that has evolved in 2020 being a potential indicator of impairment, the Company performed an impairment test which indicated there was no impairment to goodwill as of March 31, 2020. The Company continues to monitor the COVID-19 pandemic’s impact.  The Company will perform its annual test as of November 30, 2020.

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

The Company is dependent on its relationships with a small number of commercial partners, with its four largest customers having generated 97% and 98% of its revenues in the three months ended March 31, 2020 and 2019, respectively. A portion of the Company’s revenues are dependent on U.S. based customers selling to end-users outside the United States.

(i)	Stock-Based Awards

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

(j)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded as of March 31, 2020 and December 31, 2019.

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

(k)	Net Income (Loss) Per Common Share

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2020	2019
Basic Income (Loss) Per Share
Net income (loss) from continuing operations	$(7,692)	$196
Net loss on discontinued operations	—	(2,173)
Net loss	$(7,692)	$(1,977)

Net income (loss) per share from continuing operations	$(0.33)	$0.01
Net loss per share from discontinued operations	—	(0.10)
Net loss per share of common stock, basic	$(0.33)	$(0.09)

Weighted average common shares outstanding, basic	23,394,767	21,918,175

Diluted Income (Loss) Per Share
Net income (loss) from continuing operations	$(7,692)	$196
Change in warrant valuation	—	(263)
Diluted net loss from continuing operations	$(7,692)	$(67)
Net loss from discontinued operations	—	(2,173)
Net loss, diluted	$(7,692)	$(2,240)

Net loss per share from continuing operations	$(0.33)	$(0.00)
Net loss per share from discontinued operations	—	(0.10)
Net loss per share of common stock, diluted	$(0.33)	$(0.10)

Weighted average common shares outstanding, basic	23,394,767	21,918,175
Dilutive securities - warrants	—	60,431
Weighted average common shares outstanding, diluted	23,394,767	21,978,606

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding as of March 31, 2020 and 2019, as they would be anti-dilutive:

	March 31,
	2020	2019
Options and restricted stock units outstanding	4,759,956	6,249,662
Warrants	—	350,000

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(l)	Segment Information

The Company determined it operates in a single segment.

(m)	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” or ASU 2016-02. ASU 2016-02 establishes a wholesale change to lease accounting and introduces a lease model that brings most leases on the balance sheet. It also eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provides an alternative transition method permitting the recognition of a cumulative-effect adjustment on the date of adoption rather than restating comparative periods in transition as originally prescribed by Topic 842. The new guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this guidance as of January 1, 2019. The Company elected the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company opted to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and certain other practical expedients, including the use of hindsight to determine the lease term for existing leases and in assessing impairment of the right-of-use asset, and the exception for short-term leases. For its current classes of underlying assets, the Company did not elect the practical expedient under which the lease components would not be separated from the nonlease components. At January 1, 2019, the Company recorded a right-of-use asset of $692 and an operating lease liability of $728. For additional information regarding how the Company is accounting for leases under the new guidance, refer to Note 11(b).

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” or ASU 2018-13. ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. ASU 2018-13 eliminates certain disclosures related to transfers and the valuations process, clarifies the measurement uncertainty disclosure, and requires additional disclosures for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. On January 1, 2020, the Company adopted this standard which did not have any impact on the Company’s consolidated financial statements or disclosures.

Accounting Pronouncements Not Yet Adopted

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

(3)	Discontinued Operations

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

As of December 31, 2019, certain current liabilities of discontinued operations remained on the Company’s consolidated balance sheet due to timing of payment, which consisted of $22 of accounts payable and $1,150 of accrued expenses, which were paid in the quarter ended March 31, 2020.

The following is a summary of the Acute Care business expenses for the three months ended March 31, 2019:

Operating expenses:
Research and development	$9,554
Selling, general and administrative	7,674
Change in contingent consideration valuation	(15,092)
Total operating expenses	2,136
Other income (expense), net	(37)
Loss on discontinued operations	$(2,173)

(4)	Fair Value of Financial Instruments

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for fair value measurement recognition and disclosure purposes for its financial assets and financial liabilities that are remeasured and reported at fair value each reporting period. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term investments and warrants. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. Categorization is based on a three-tier valuation hierarchy, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;
•

Level 2: Inputs that are other than quoted prices in active markets for identical assets and liabilities, inputs that are quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are either directly or indirectly observable; and

•	Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:

	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At March 31, 2020:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$9,842	$—	$—
Total cash equivalents	$9,842	$—	$—
At December 31, 2019:
Assets:
Cash equivalents (See Note 5)
Money market mutual funds	$11,609	$—	$—
Total cash equivalents	$11,609	$—	$—

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of March 31, 2020, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses and approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness.  The Company determined that the recorded book value of long-term debt approximated fair value at March 31, 2020 due to the comparison of the terms of the debt to the terms that management believes are available as of March 31, 2020.

(5)	Cash Equivalents

The following is a summary of the Company’s cash equivalents:

	March 31, 2020
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$9,842	$—	$—	$9,842
Total investments	$9,842	$—	$—	$9,842

	December 31, 2019
	Amortized	Gross Unrealized		Estimated
Description	Cost	Gain	Loss	Fair Value
Money market mutual funds	$11,609	$—	$—	$11,609
Total investments	$11,609	$—	$—	$11,609

(6)	Inventory

Inventory is stated at the lower of cost and net realizable value. Included in inventory are raw materials and work-in-process used in the production of commercial products. Cost is determined using the first-in, first-out method.

Inventory was as follows:

	March 31, 2020	December 31, 2019
Raw materials	$3,804	$3,240
Work in process	6,657	6,430
Finished goods	2,289	5,892
	12,750	15,562
Provision for inventory obsolescence	(706)	(490)
	$12,044	$15,072

Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Inventory is primarily ordered to meet specific customer orders and largely reflects demand. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration and quality concerns.

(7)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	March 31, 2020	December 31, 2019
Land	$3,263	$3,263
Building and improvements	20,900	20,900
Furniture, office and computer equipment	5,847	5,847
Manufacturing equipment	36,459	35,699
Construction in progress	1,003	729
	67,472	66,438
Less: accumulated depreciation and amortization	25,726	24,226
Property, plant and equipment, net	$41,746	$42,212

Depreciation expense for the three months ended March 31, 2020 and 2019 was $1,500 and $1,317, respectively.

(8)	Intangible Assets

The following represents the balance of the intangible assets at March 31, 2020:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships	$15,500	$12,863	$2,637
Total	$15,500	$12,863	$2,637

The following represents the balance of intangible assets at December 31, 2019:

	Cost	Accumulated Amortization	Net Intangible Assets
Royalties and contract manufacturing relationships	$15,500	$12,217	$3,283
Total	$15,500	$12,217	$3,283

Amortization expense for both of the three month periods ended March 31, 2020 and 2019 was $646.

As of March 31, 2020, future amortization expense is as follows:

Amortization
Remainder of 2020	$1,937
2021	700
Total	$2,637

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2020	2019
Payroll and related costs	$2,090	$2,593
Professional and consulting fees	269	370
Accrued restructuring costs	989	365
Deferred revenue	786	337
Property, plant and equipment	702	88
Other	304	423
	$5,140	$4,176

(10)	Long-Term Debt

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

On October 22, 2019, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with Athyrium. The Third Amendment authorizes the release of two of the Company’s subsidiaries, Baudax Bio and Baudax Bio N.A. LLC (formerly known as Recro N.A. LLC) (“Baudax Bio N.A.”), from their respective obligations as guarantors and the release of any liens granted to or held by Athyrium on collateral provided by or equity interests in Baudax Bio and Baudax Bio N.A., including the security interest in Baudax Bio Limited (formerly Recro Ireland Limited) (the “Release”) under the Credit Agreement, as amended.  The Release was applicable only to Baudax Bio and Baudax Bio N.A. and did not affect or modify any obligations of the Company or the Guarantors (other than Baudax Bio and Baudax Bio N.A.) under the Existing Credit Agreement.

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

The Amended Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis. As of March 31, 2020, the Company was in compliance with the covenants and expects to remain in compliance through at least May 11, 2021.

As of March 31, 2020, the remaining payments due under the Amended Credit Agreement include a principal payment of $125,000 and an exit fee of $1,250 due at the Maturity Date.

In connection with the Credit Agreement, the Company issued warrants to each of Athyrium and its affiliate, Athyrium Opportunities II Acquisition LP, or Athyrium II, to purchase an aggregate of 348,664 shares of the Company’s common stock with an exercise price of $8.6043 per share. In connection with the Amended Credit Agreement, the warrants were amended to decrease the exercise price to $6.84 per share. See Note 12(d) for additional information. The warrants are exercisable through November 17, 2024. The initial fair value of the warrant and revaluation adjustment from the repricing of the warrants of $2,232 was recorded as a debt issuance cost.

In addition, the Company recorded debt issuance costs for the Amended Credit Agreement of $4,439 at original signing, an amendment fee of $500 as well as certain other fees and expenses in December 2018, and recorded debt issuance costs for the Second Amendment consisting of a $2,500 amendment fee, $436 closing fee and $11,400 original issue discount which, along with the fair value of warrants, are being amortized using the effective interest method over the term of the Second Amendment. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations and Comprehensive Loss. As of March 31, 2020, the effective interest rate was 15.84%, which takes into consideration the non-cash accretion of the exit fee, the amortization of the debt issuance cost and the original issue discount.

The components of the carrying value of the debt as of March 31, 2020, are detailed below:

Principal balance outstanding	$125,000
Unamortized deferred issuance costs	(13,716)
Exit fee accretion	495
Total	$111,779
Current portion of Long-term debt	(3,000)
Long-term debt, net	$108,779

The Company recorded debt issuance cost amortization related to the credit agreement of $1,384 and $978 for the three months ended March 31, 2020 and 2019, respectively.

(11)	Commitments and Contingencies
(a)	Litigation

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

On May 31, 2018, a securities class action lawsuit, or the Securities Litigation, was filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by the Company concerning the NDA for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, the Company filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, the Company filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice.  On April 25, 2020, the plaintiff filed a second amended complaint.  The defendants intend to file a motion to dismiss as to this complaint.  In connection with the separation of Baudax Bio, Baudax Bio accepted assignment by the Company of all of its obligations in connection with the Securities Litigation and agreed to indemnify the Company for all liabilities related to the Securities Litigation. The Company and Baudax Bio believe that the lawsuit is without merit and intends to vigorously defend against it if the plaintiffs file a new complaint.

(b)	Leases

The Company is a party to various operating leases in Georgia for office, manufacturing, chemistry, and manufacturing and controls development space. The Company is also a party to leases for office equipment and storage.

The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Lease terms vary based on the nature of operations, however, all leased facilities are classified as operating leases with remaining lease terms between less than one year and 5 years. Most leases contain specific renewal options where notice to renew must be provided in advance of lease expiration or automatic renewals where no advance notice is required. Periods covered by an option to extend the lease were included in the non-cancellable lease term when exercise of the option was determined to be reasonably certain. Costs determined to be variable and not based on an index or rate were not included in the measurement of operating lease liabilities. As most leases do not provide an implicit rate, the Company's incremental borrowing rate was used to discount its lease liabilities.

The Company’s leases with an initial term of 12 months or less that do not have a purchase option or extension that is reasonably certain to be exercised are not included in the right-of-use asset or lease liability on the Consolidated Balance Sheets. Lease expense is recognized on a straight-line basis over the lease term.

As of March 31, 2020, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
Remainder of 2020	$145
2021	165
2022	156
2023	156
2024	155
2025 and thereafter	91
Total lease payments	868
Less imputed interest	(401)
Total operating liabilities	$467

For the three months ended March 31, 2020, the weighted average remaining lease term was 5 years and the weighted average discount rate was 16%.

The components of the Company’s lease cost were as follows:

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$57	$63
Short-term lease cost	15	8
Variable lease cost	6	8
Total lease cost	$78	$79
(c)	Purchase Commitments

As of March 31, 2020, the Company had outstanding non-cancelable and cancelable purchase commitments in the aggregate amount of $7,861 related to inventory, capital expenditures, transition services agreement and other goods and services.

(12)	Capital Structure
(a)	Common Stock

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

On December 29, 2017, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, $0.01 par value per share, having an aggregate offering price of up to $40,000 through Cowen, as the placement agent. As of March 31, 2020, the Company did not have any sales of common stock under the Sales Agreement.

(b)	Common Stock Purchase Agreement

On March 2, 2018, the Company entered into a Common Stock Purchase Agreement, or the 2018 Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth in the 2018 Purchase Agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate of $20,000 of shares of the Company’s common stock over the approximately 30-month term of the 2018 Purchase Agreement. On the execution of the 2018 Purchase Agreement, the Company agreed to issue 33,040 shares of common stock to Aspire Capital as consideration for entering into the 2018 Purchase Agreement. As of March 31, 2020, the Company sold 1,950,000 shares of common stock under the 2018 Purchase Agreement for proceeds of $16,999, at an average per share price of $8.72, all of which transactions occurred during 2018.

On February 19, 2019, the Company entered into a common stock purchase agreement, or the 2019 Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate of $20,000 of its shares of common stock over the approximately 30-month term of the 2019 Purchase Agreement. On the execution of the 2019 Purchase Agreement, the Company agreed to issue 34,762 shares of common stock to Aspire Capital as consideration for entering into the 2019 Purchase Agreement. As of March 31, 2020, the Company did not have any sales of common stock under the 2019 Purchase Agreement.

(c)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of March 31, 2020, no preferred stock was issued or outstanding.

(d)	Warrants

As of March 31, 2020, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:

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

(13)	Stock-Based Compensation

In October 2013, the Company established the 2013 Equity Incentive Plan, or the 2013 Plan, which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. In June 2015, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan, or the A&R Plan, which amended and restated the 2013

Plan and increased the aggregate amount of shares available for issuance to 2,000,000. In May 2018, the Company’s shareholders approved the 2018 Amended and Restated Equity Incentive Plan, which amended and restated the A&R Plan to increase the aggregate amount of shares available for issuance to 8,119,709.  On December 1st of each year, pursuant to the “Evergreen” provision of the A&R Plan, the number of shares available under the plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year. The total number of shares authorized for issuance under the A&R Plan as of March 31, 2020 is 9,281,402.

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years. As of March 31, 2020, 3,466,153 shares are available for future grants under the A&R Plan.

The weighted average grant-date fair value of the options awarded to employees during the three months ended March 31, 2020 and 2019 was $10.71 and $5.51, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

March 31,
	2020	2019
Range of expected option life	6 years	6 years
Expected volatility	77.76% - 79.23%	79.11% - 81.54%
Risk-free interest rate	0.46% - 1.40%	2.27% - 2.66%
Expected dividend yield	—	—

The following table summarizes stock option activity during the three months ended March 31, 2020:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life
Balance, December 31, 2019	3,695,649	$7.97	7.2 years
Granted	213,720	$15.89
Exercised	(73,141)	$5.86
Expired/forfeited/cancelled	(37,088)	$8.72
Balance, March 31, 2020	3,799,140	$8.45	7.0 years
Vested	2,327,799	$7.84	6.0 years
Vested and expected to vest	3,799,140	$8.45	7.0 years

Included in the table above are 438,000 options outstanding as of March 31, 2020 that were granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

The following table summarizes restricted stock units, or RSUs, activity during the three months ended March 31, 2020.

Number of shares
Balance, December 31, 2019	1,197,502
Granted	224,597
Vested and settled	(183,243)
Expired/forfeited/cancelled	(278,040)
Balance, March 31, 2020	960,816
Expected to vest	797,917

Included in the table above are 18,625 time-based RSUs outstanding as of March 31, 2020 that were granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Stock-based compensation expense from continuing operations for the three months ended March 31, 2020 and 2019 was $3,231 and $1,814, respectively.  For the three months ended March 31, 2020, this represents stock-based compensation expense for the Company’s employees as well as Baudax Bio employees that continue to provide services to the Company through the Transition Services Agreement (See Note 3).  For the three months ended March 31, 2019, additional stock-based compensation expense of $1,012 is included in amounts presented in the line item “Loss from discontinued operations” on the Company’s Consolidated Statements of Operations.

In conjunction with the Separation, the employment of certain of the Company’s employees was transferred to Baudax Bio pursuant to the Employee Matters Agreement dated November 20, 2019 by and between the Company and Baudax Bio (the “Employee Matters Agreement”). In accordance with the terms of the Employee Matters Agreement, the Recro equity grants held by such former employees continue to vest in accordance with their respective vesting schedules. Any stock-based compensation expense with respect to former employees who no longer provide services to the Company is reflected in Baudax Bio’s financial statements.

As of March 31, 2020, there was $12,958 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 1.8 years. As of March 31, 2020, there was $2,707 of unrecognized compensation expense related to unvested performance-based RSUs and will be expensed if the performance criteria are met.

The aggregate intrinsic value represents the total amount by which the fair value of the common stock subject to options exceeds the exercise price of the related options. As of March 31, 2020, the aggregate intrinsic value of the vested and unvested options was $2,171 and $391, respectively.

(14)	Revenue Recognition

Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. Contract assets were $9,752 and $8,851 at March 31, 2020 and December 31, 2019, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers or actual net product sale amounts reported by the commercial partner for the period. For the three months ended March 31, 2020, actual net product sale amounts reported by the Company’s commercial partner exceeded estimates of royalty amounts attributed to manufactured product shipped as of December 31, 2019 for the related arrangements by approximately $2,397.

The following table presents changes in the Company’s contract assets for the three months ended March 31, 2020:

Contract asset, beginning of year	$8,851
Change in estimate arising from changes in transaction price	2,397
Reclassification of contract asset to receivables, as the result of rights to consideration becoming unconditional	(5,963)
Contract assets recognized, net	4,467
Contract asset, end of period	$9,752

The following table disaggregates revenue by timing of revenue recognition:

	Three Months Ended March 31, 2020
	Point in time	Over time	Total
Revenue	$21,055	$722	$21,777

	Three Months Ended March 31, 2019
	Point in time	Over time	Total
Revenue	$24,444	$621	$25,065

The Company’s payment terms for manufacturing revenue and research and development services is 30 days.  Royalty revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.

(15)	Related Party Transactions

Baudax Bio is a related party to the Company. As part of the Separation, the Company entered into a transition services agreement with Baudax Bio. Under the transition services agreement, Baudax Bio provides certain services to the Company, each related to corporate functions which are charged to the Company. Additionally, the Company may incur expenses that are directly related to Baudax Bio after the Separation, which are billed to Baudax Bio. During the three months ended March 31, 2020, the Company recorded expense of $516 related to its transition service agreement with Baudax Bio.  These expenses are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations.  The Company recorded a net payable of $63 for such activities and other activity with Baudax Bio as of March 31, 2020.

(16)	Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the 401(k) Plan) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended March 31, 2020 and 2019 were $316 and $274, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the interim unaudited financial statements contained in Part I, Item 1 of this Quarterly Report, and the audited financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 4, 2020. As used in this report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company” or “Recro” refer to Recro Pharma, Inc. and its consolidated subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements. We may, in some cases, use terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” the negatives thereof and other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.

These forward-looking statements in this Quarterly Report include, among other things, statements about:

•	our estimates regarding expenses, future revenue, cash flow, capital requirements and timing and availability of and the need for additional financing;
•	our ability to maintain our relationships, profitability and contracts with our key commercial partners;
•	our ability to grow and diversify our business with new customers, including our ability to meet desired project outcomes with development customers;
•	our ability to comply with the regulatory schemes applicable to our business and other regulatory developments in the United States and foreign countries;
•

our ability to operate under increased leverage and associated lending covenants; to pay existing required interest and principal amortization payments when due; and/or to obtain acceptable refinancing alternatives;

•

the performance of third-party suppliers upon which we depend for Active Pharmaceutical Ingredients, or APIs, excipients, capsules, reagents, etc., and other third-parties involved with maintenance of our facilities and equipment;

•	our ability to obtain and maintain patent protection for applicable products and defend our intellectual property rights against third-parties;
•	pharmaceutical market forces that may impact our commercial customers success for products we produce;
•	our ability to recruit or retain key scientific, technical, business development, and management personnel and to retain our executive officers;
•

our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including Good Manufacturing Practice, or cGMP, compliance and U.S. Drug Enforcement Agency, or DEA, compliance and other relevant regulatory authorities; and

•

the extent to which health epidemics and other outbreaks of communicable diseases, including the recent outbreak of a novel strain of coronavirus, or COVID-19, could disrupt our operations or materially and adversely affect our business and financial conditions.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 4, 2020, or the 2019 Annual Report, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

Overview

We are a leading contract development and manufacturing organization, or CDMO, with integrated solutions for the development, formulation, regulatory support, manufacturing, and packaging of oral solid dose drug products. We have operated through a single CDMO business segment since the completion of the spin-off of our historical Acute Care business segment on November 21, 2019.

We leverage our formulation and development expertise to develop and manufacture pharmaceutical products using proprietary delivery technologies and know-how for commercial partners who develop, commercialize or plan to commercialize these products. These collaborations result in revenue streams including manufacturing, royalties, profit sharing, and research and development, which support our continued operations.  We operate a 97,000 square foot, DEA-licensed manufacturing facility in Gainesville, Georgia, as well as a 24,000 square foot development and high potency product facility in Gainesville, Georgia that we opened in October 2018. We currently develop and/or manufacture the following key products with our key commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM, Verapamil SR and Zohydro ER®, as well as supporting development stage products.

We have used cash flow generated by our business primarily to fund operations at our Gainesville, Georgia manufacturing facilities, to fund our historical Acute Care business and to make payments under our credit facility. We believe our business will continue to contribute cash for future operations at our Gainesville facilities and other general corporate purposes.

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

The COVID-19 pandemic has had unforeseen adverse effects on both the world economy and the general commercial activity. As a result, our business and results of operations have been adversely affected. Given the uncertain scope and duration of the pandemic, the extent to which the pandemic will continue to impact our financial results remains uncertain.  However, we will continue to monitor the situation closely and is actively evaluating various ways to reduce costs and conserve operational resources.

Our consolidated results of operations and financial position included in this Quarterly Report reflect the financial results of Baudax Bio as a discontinued operation for all periods presented.  For additional information on the spin-off of Baudax Bio please read Note 4, Discontinued Operations, to our consolidated financial statements included in the Company’s 2019 Annual Report.

Financial Overview

General

Some recent developments have occurred that have impacted and are expected to continue to impact full year expected results, including:

•Increased competition from one of our key customer’s competitors for certain product strengths that had previously been out of the market, was trending at an approximate 30% of market share level, but recently has recovered to a greater sustained percentage of approximately 50% market share.  This has impacted both anticipated future manufacturing volumes and profit sharing,

•Slower than expected new business growth which we believe is primarily attributable to COVID-19. COVID-19, has required different ways of meeting and contacting customers, and has slowed customer access, and caused reassessment of plans for development services by some customers and prospects for a variety of reasons, such as concerns about availability of development funding, timing of clinical trials, etc., and

•Notifications by two of our customers of discontinuations for two commercial product lines, that resulted in a decrease of approximately $4 million on previous 2020 revenue guidance and is estimated to have an annual impact to 2021 revenue of approximately $7 to 8 million.

As a result of these recent events, operating improvement initiatives that have been executed as a result of lower anticipated manufacturing volumes for 2020, including a 10% reduction in force during the first quarter, is estimated to provide an annual savings of approximately $2 million in fiscal year 2021. Additional cost saving measures are planned and continue to be assessed.

Revenues

During the three months ended March 31, 2020 and 2019 we recognized revenues from three revenue streams: manufacturing revenue, royalty revenue and research and development revenue.

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

Selling, General and Administrative Expenses

Selling, General and Administrative expenses consists of salaries and related costs for corporate administrative, public company costs, business development personnel as well as legal, patent-related expenses and consulting fees.  Public company costs include compliance, auditing services, tax services, insurance and investor relations.   We expect our business development expenses to increase in 2020, compared to prior year, as we continue to expand our sales team in various geographies, in anticipation of business growth from new formulation and development capabilities.

Amortization of Intangible Assets

We recognize amortization expense related to the intangible asset for our contract manufacturing relationships on a straight-line basis over an estimated useful life of six years.

Change in Fair Value of Warrants

We had previously classified as liabilities certain warrants then outstanding that contained a contingent net cash settlement feature, upon a change in control. The fair value of these warrants was remeasured through settlement or expiration with changes in fair value recognized as a period charge within the Consolidated Statements of Operations and Comprehensive Loss.  There is no remaining liability classified warrants as the last of these warrants were exercised in November 2019.  A fair value determination at the time of the exercise occurred and was included in the change in warrant valuation for the year ended December 31, 2019.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2020 and 2019 was a result of interest expense incurred on our Athyrium senior secured term loans and the amortization of the related financing costs, net of interest income on cash equivalents and short-term investments.

Net Operating Losses and Tax Carryforwards

As of December 31, 2019, we had approximately $121.6 million of federal net operating loss carryforwards. We also had federal and state research and development tax credit carryforwards of $4.4 million available to offset future taxable income. U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. With the exception of the 2019 and 2018 federal net operating losses, which have an indefinite carry forward period, these federal and state net operating loss and federal and state tax credit carryforwards will begin to expire at various dates beginning in 2028, if not utilized. We believe that it is more likely than not that the deferred income tax assets associated with our U.S. operations will not be realized, and as such, there is a full valuation allowance against our deferred tax assets.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
	(amounts in thousands)
Revenue	$21,777	$25,065
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	18,254	14,391
Selling, general and administrative	5,446	6,505
Amortization of intangible assets	646	646
Change in warrant valuation	—	(263)
Total operating expenses	24,346	21,279
Operating income (loss) from continuing operations	(2,569)	3,786
Other income (expense):
Interest expense, net	(5,123)	(3,590)
Net income (loss) from continuing operations	(7,692)	196
Loss on discontinued operations (see Note 3)	—	(2,173)
Net loss	$(7,692)	$(1,977)

Revenue and costs of sales. Revenues and cost of sales (excluding amortization of intangible assets) were $21.8 million and $18.3 million, respectively, for the three months ended March 31, 2020, compared to $25.1 million and $14.4 million for the three months ended March 31, 2019.  The decrease of $3.3 million in revenue was primarily due to decreased product sales and royalties recognized from two of our commercial partners driven by the re-entry of a competitor to the market that resulted in reduced sales by one of our commercial partners and slowed purchases to both customers due to their prior year inventory remaining on hand.  Cost of sales increased $3.9 million primarily due to commercial product mix and manufacturing variances resulting from lower production volumes (including $0.8 million related to a reduction in force associated with revised commercial volume), changes in inventory and expansion of our formulation and development capabilities. Annual savings from this reduction in force are estimated to be $2.0 million in fiscal year 2021.

We expect the increased competition experienced by of one of our commercial partners, slower than expected new business growth and potential delays in customers programs will continue to impact our revenue in 2020. In addition, we have received notifications from two of our commercial partners of discontinuations for two commercial product lines, which we also anticipate will negatively impact our revenue in 2020. We will continue to monitor the impact of these events and the COVID-19 pandemic on our business and revenues.

Selling, general and administrative. Our selling, general and administrative expenses were $5.4 million and $6.5 million for the three months ended March 31, 2020 and 2019, respectively. The decrease of $1.1 million was primarily related to lower public company costs which were partially offset by higher business development costs related to an increase in new development contract sales.

Amortization of Intangible Assets. Amortization expense was $0.6 million for both of the three month periods ended March 31, 2020 and 2019, respectively, which was related to the amortization of our CDMO royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Interest Expense, net. Interest expense, net was $5.1 million and $3.6 million during the three months ended March 31, 2020 and 2019, respectively. The increase of $1.5 million was primarily due to the higher principal balance on our Athyrium senior secured term loan and amortization of the related financing costs.

Liquidity and Capital Resources

As of March 31, 2020, we had $19.9 million in cash and cash equivalents.

Since our inception through March 31, 2020, we have financed our product development, operations and capital expenditures primarily from sales of equity and debt securities, and term loans made under our previous and existing credit facilities.  During the three months ended March 31, 2020, our capital expenditures were $0.6 million and primarily related to a commercial project expansion.

We may require additional financing and may raise such additional funds through debt refinancing, bank or other loans, through strategic research and development, licensing, including out-licensing activities, sale of assets and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Further, our ability to access capital market or otherwise raise capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Additional debt or equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business or access to capital.

On November 17, 2017, we entered into our credit agreement with Athyrium, pursuant to which we drew upon an initial $60.0 million term loan. We used the proceeds from the initial term loan to (i) repay in full all outstanding indebtedness under our credit facility with OrbiMed of approximately $31.7 million, which included the remaining debt principal balance of $27.3 million and early termination charges of $4.4 million and (ii) pay transaction fees associated with the credit facility with Athyrium of approximately $4.2 million. In December 2018 we amended the credit agreement with Athyrium and drew upon a $10.0 million term B-1 loan. In February 2019, we entered into a second amendment to the credit agreement with Athyrium pursuant to which the credit facility was (i) expanded from $100.0 million to $125.0 million and (ii) the two additional $15.0 million tranches were restructured into a $55.0 million term B-2 loan, which was funded on the date of execution of the Second Amendment, net of the original issue discount of $11.4 million. Beginning on March 31, 2021, we must repay the outstanding principal amount in quarterly installments of $3.0 million with the outstanding principal balance due on March 31, 2023. As of March 31, 2020, we had $125.0 million outstanding principal under our credit agreement with Athyrium.

Sources and Uses of Cash

Cash provided by operations from continuing operations was $3.5 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively, which represents our operating income or losses from continuing operations less our stock-based compensation, depreciation, non-cash interest expense, changes in fair value of warrants and amortization of intangibles, as well as changes in operating assets and liabilities.

Cash used in investing activities from continuing operations was $0.6 million for the three months ended March 31, 2020, which related to capital expenditures to scale and support our anticipated growth.  Cash used in investing activities from continuing operations was $14.7 million for the three months ended March 31, 2019. The 2019 amount reflected cash used for the purchases of short-term investments and for the purchases of property and equipment.

There was $1.0 million of cash used in financing activities from continuing operations in the three months ended March 31, 2020 related to $1.2 million of payments of withholdings on shares withheld for income taxes which was partially offset by $0.2 million of proceeds from stock option exercises.  For the three months ended March 31, 2019, net cash provided by financing activities from continuing operations of $40.0 million primarily related to net proceeds from the issuance of long-term debt of $43.6 million and $0.2 million of proceeds from stock option exercises, which was partially offset by payments of deferred financing costs of $2.9 million from the Athyrium transaction, and $0.9 million of payments of withholdings on shares withheld for income taxes.

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

Contractual Commitments

The table below reflects our contractual commitments as of March 31, 2020:

	Payments Due by Period (in 000s)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1):
Athyrium Debt	$126,250	$3,000	$123,250	$—	$—
Interest on Debt	35,197	14,179	21,018	—	—
Purchase Obligations (2):	7,861	6,965	896	—	—
Operating Leases (3)	868	187	317	312	52

Total Contractual Obligations	$170,176	$24,331	$145,481	$312	$52

(1)

The long-term debt obligations consist of principal, an exit fee of 1% of the principal, and interest on the $125.0 million outstanding principal under our $125.0 million credit facility with Athyrium as of March 31, 2020. The debt bears interest at a rate of LIBOR plus 9.75% per annum. Due to fluctuations of the future LIBOR interest rate, it has been set at the rate as of March 30, 2020 to calculate the obligation. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet.  See Note 10 to the Consolidated Financial Statements included in this Form 10-Q.

(2)

These obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures, transition services agreement costs, and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See Note 11 to the Consolidated Financial Statements included in this Form 10-Q.

(3)

We have become party to certain operating leases for the leased space in Gainesville, Georgia, as well as for office equipment, for which the minimum lease payments are presented.  See Note 11 (b) to the Consolidated Financial Statements included in this Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 Annual Report. In the three months ended March 31, 2020, there were no significant changes to the application of critical accounting policies previously disclosed in our 2019 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of its sensitivity to market risk described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our 2019 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of

1934, as amended, or the Exchange Act) as of March 31, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 31, 2018, a securities class action lawsuit, or the Securities Litigation, was filed against us and certain of our officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by us concerning the NDA for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, we filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, we filed our response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice.  On April 25, 2020, the plaintiff filed a second amended complaint.  The defendants intend to file a motion to dismiss as to this complaint.  In connection with the separation of Baudax Bio, Baudax Bio accepted assignment by us of all of our obligations in connection with the Securities Litigation and agreed to indemnify us for all liabilities related to the Securities Litigation. We and Baudax Bio believe that the lawsuit is without merit and intend to vigorously defend against it if the plaintiffs file a new complaint.

Item 1A.	Risk Factors.

You should carefully consider the risk factors described in our 2019 Annual Report, under the caption “Item 1A. Risk Factors.” Except as set forth below, there have been no material changes in our risk factors disclosed in our 2019 Annual Report.

The COVID-19 pandemic may negatively impact our business operations and materially impact our financial results.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. As of March 2020, COVID-19 spread to other countries, including the United States, and was declared to be a pandemic by the World Health Organization on March 11, 2020. Efforts to contain the spread of COVID-19 have intensified, and many countries throughout the world, including the United States, have implemented travel restrictions, social distancing guidelines and quarantine requirements. A number of states, including Georgia, where our Gainesville manufacturing facilities are located, have enacted mandatory shut-downs for certain businesses and strict quarantine measures for individuals displaying symptoms of the virus.

While the COVID-19 pandemic has not had a significant impact on our ability to conduct our business due to our designation as an essential business and our facilities remain open at this time, we are unable to host site visits by potential customers or engage in other in-person marketing activities, which may result in decreased demand for our products and could materially and adversely affect our business.

The continued spread of COVID-19 has led to severe disruption and volatility in the global capital markets, which could increase our cost of capital and adversely affect our ability to access the capital markets in the future. The continued spread of COVID-19 may continue to cause economic disruptions of indeterminable duration and intensity or cause other unpredictable events, each of which could materially and adversely affect our business. We may need to reduce our workforce or implement additional cost-mitigating strategies, which could materially affect our ability to manufacture and deliver our products.

The impact of the COVID-19 pandemic remains unknown, and the extent to which the pandemic ultimately impacts our financial results will depend on uncertain and unpredictable future developments, including the emergence of new information concerning the severity of the pandemic and additional government or private actions to contain the virus or treat its impact, among others. Moreover, the COVID-19 pandemic has had indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that COVID-19 or any other pandemic harms the global economy generally. Therefore, at this time we cannot predict the extent to which our results of operations, financial condition or liquidity will ultimately be impacted, and we will continue to monitor the situation closely.

Failure to obtain manufacturing components, supplies and related materials from third-parties due to implications stemming from the COVID-19 pandemic, could adversely affect our ability to manufacture and deliver our products.

We rely on third-party manufacturers to supply many of our manufacturing components, supplies and related materials, which in some instances are supplied from a single source. Disruptions in the supply of any of our key manufacturing components, supplies and related materials due to the sweeping effects the COVID-19 pandemic has had on commercial activity throughout the world could have a material adverse effect on our operating results, financial condition or cash flows. Several of our manufacturers and suppliers conduct business internationally. Travel bans and “stay-at-home” orders may affect the ability of these companies to conduct commercial activity, which could disrupt our supply chain and negatively impact our operations. If our suppliers are unable to provide the products and manufacturing components necessary to conduct our business, we may experience inventory shortages, and could be required to use an alternative supplier on short notice and enter into agreements on less favorable terms than we have with our regular suppliers. We also rely on third parties for the maintenance of our facilities and equipment. The COVID-19 pandemic poses the risk that any of the third parties on which we rely may be prevented from conducting normal business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Submission of Matters to a Vote of Security Holders

On May 7, 2020, we held our Annual Meeting of Shareholders, or the Annual Meeting. The following is a brief description of the final voting results for each of the proposals submitted to a vote of the shareholders at the Annual Meeting.

(a)

Proposal 1 — Election of Class III Directors. Each of William Ashton and Dr. Michael Berelowitz were elected to the Board of Directors as Class III directors to serve until the Company’s 2023 Annual Meeting of Shareholders and until their successors, if any, are elected or appointed, or their earlier death, resignation, retirement, disqualification or removal, as follows:

Name	For	Withheld	Broker Non-Votes
William Ashton	13,638,205	1,220,742	3,207,336
Dr. Michael Berelowitz	14,311,068	547,879	3,207,336
(b)

Proposal 2 — Approval, on an Advisory Basis, of the Compensation of the Company’s Named Executive Officers. The compensation of the Company’s named executive officers, on an advisory basis, was approved, as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
12,373,288	2,472,623	13,036	3,207,336

(c)

Proposal 3 — Indication, on an Advisory Basis, on the Preferred Frequency of Future Shareholder Advisory Votes on the Compensation of the Company’s Named Executive Officers.  The preferred frequency of future shareholder advisory votes on compensation of the Company’s named executive officers, on an advisory basis, was indicated, as follows:

1 Year	2 Years	3 Years	Abstentions	Broker Non-Votes
14,831,521	4,887	19,299	3,240	3,207,336

(d)

Proposal 4 — Ratification of Independent Registered Public Accountants. The appointment of KPMG LLP as the Company’s independent registered public accounting firm for the 2020 fiscal year was ratified, as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
17,571,406	492,458	2,419	0

Disclosure Regarding Frequency of Shareholder Advisory Vote on Executive Compensation

A majority of the votes cast by shareholders voted, on an advisory basis, to hold an advisory vote to approve executive compensation every year. In line with this recommendation by our shareholders, the Board has decided that it will include an advisory shareholder vote on executive compensation in its proxy materials every year until the next advisory vote on the frequency of shareholder votes on executive compensation, which will occur no later than our Annual Meeting of Shareholders in 2026.

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

RECRO PHARMA, INC.

Date: May 11, 2020	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)