Form 10-Q
period 2020-06-30
Recro Pharma, Inc.
filed 2020-08-10
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 5, 2020, there were 23,640,494 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$22,787	$19,148
Accounts receivable	11,584	14,389
Contract asset	8,911	8,851
Inventory	11,772	15,072
Prepaid expenses and other current assets	2,986	2,700
Total current assets	58,040	60,160
Property, plant and equipment, net	42,448	42,212
Intangible assets, net	1,991	3,283
Goodwill	4,319	4,319
Other assets	399	485
Total assets	$107,197	$110,459
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$871	$989
Accrued expenses and other current liabilities	4,870	4,324
Current portion of debt	7,289	—
Liabilities of discontinued operation	—	1,172
Total current liabilities	13,030	6,485
Debt, net	109,265	110,319
Other liabilities	313	367
Total liabilities	122,608	117,171
Commitments and contingencies (note 11)
Stockholders’ deficit:
Preferred stock, $0.01 par value. 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value. 50,000,000 shares authorized, 23,638,906 issued and outstanding at June 30, 2020 and 23,312,928 shares issued and outstanding at December 31, 2019	236	233
Additional paid-in capital	204,940	199,938
Accumulated deficit	(220,587)	(206,883)
Total stockholders’ deficit	(15,411)	(6,712)
Total liabilities and stockholders’ deficit	$107,197	$110,459

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands, except share and per share data)	2020	2019	2020	2019
Revenue	$15,522	$31,256	$37,299	$56,322
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	11,634	14,100	29,888	28,491
Selling, general and administrative	4,259	5,533	9,705	12,037
Amortization of intangible assets	646	646	1,292	1,292
Change in warrant valuation	—	1,041	—	779
Total operating expenses	16,539	21,320	40,885	42,599
Operating income (loss) from continuing operations	(1,017)	9,936	(3,586)	13,723
Interest expense	(4,995)	(5,176)	(10,118)	(8,766)
(Loss) income from continuing operations	(6,012)	4,760	(13,704)	4,957
Loss on discontinued operations	—	(7,596)	—	(9,771)
Net loss	$(6,012)	$(2,836)	$(13,704)	$(4,814)

Income (loss) per share information:
Basic:
Continuing operations	$(0.25)	$0.21	$(0.58)	$0.22
Discontinued operations	—	(0.34)	—	(0.44)
Total	$(0.25)	$(0.13)	$(0.58)	$(0.22)
Weighted average shares outstanding	23,577,255	22,265,612	23,486,011	22,092,853
Diluted:
Continuing operations	$(0.25)	$0.21	$(0.58)	$0.22
Discontinued operations	—	(0.33)	—	(0.43)
Total	$(0.25)	$(0.12)	$(0.58)	$(0.21)
Weighted average shares outstanding	23,577,255	22,926,402	23,486,011	22,825,910

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit
(amounts in thousands, except share data)	Shares	Amount			Total
Balance, December 31, 2019	23,312,928	$233	$199,938	$(206,883)	$(6,712)
Stock-based compensation expense	—	—	3,231	—	3,231
Exercise of stock options, net	37,063	—	(105)	—	(105)
Vesting of restricted stock units, net	105,242	1	(917)	—	(916)
Net loss	—	—	—	(7,692)	(7,692)
Balance, March 31, 2020	23,455,233	234	202,147	(214,575)	(12,194)
Stock-based compensation expense	—	—	2,446	—	2,446
Exercise of stock options, net	105,606	1	378	—	379
Vesting of restricted stock units, net	78,067	1	(31)	—	(30)
Net loss	—	—	—	(6,012)	(6,012)
Balance, June 30, 2020	23,638,906	$236	$204,940	$(220,587)	$(15,411)

	Common stock		Additional paid-in capital	Accumulated deficit
(amounts in thousands, except share data)	Shares	Amount			Total
Balance, December 31, 2018	21,799,961	$218	$168,535	$(188,253)	$(19,500)
Stock-based compensation expense	—	—	2,826	—	2,826
Exercise of stock options, net	29,750	—	185	—	185
Vesting of restricted stock units, net	268,915	3	(865)	—	(862)
Issuance of common stock for equity facility	34,762	—	301	—	301
Net loss	—	—	—	(1,978)	(1,978)
Balance, March 31, 2019	22,133,388	221	170,982	(190,231)	(19,028)
Stock-based compensation expense	—	—	2,359	—	2,359
Exercise of stock options, net	206,625	2	907	—	909
Vesting of restricted stock units, net	74,594	1	(114)	—	(113)
Net loss	—	—	—	(2,836)	(2,836)
Balance, June 30, 2019	22,414,607	$224	$174,134	$(193,067)	$(18,709)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(amounts in thousands)	2020	2019
Cash flows from operating activities, continuing operations:
Net loss	$(13,704)	$(4,814)
Loss on discontinued operations	—	9,771
Adjustments to reconcile income or loss from continuing operations to net cash provided by operating activities, continuing operations:
Stock-based compensation expense	5,677	3,541
Non-cash interest expense	2,919	2,414
Depreciation expense	3,008	2,784
Amortization of intangible assets	1,292	1,292
Change in warrant valuation	—	779
Changes in operating assets and liabilities:
Accounts receivable	2,805	(4,930)
Contract asset	(60)	(2,953)
Inventory	3,300	1,060
Prepaid expenses and other assets	(200)	(1,896)
Accounts payable, accrued expenses and other liabilities	(631)	(453)
Net cash provided by operating activities, continuing operations	4,406	6,595
Cash flows from investing activities, continuing operations:
Purchases of property and equipment	(2,239)	(7,462)
Purchases of short-term investments	—	(12,021)
Proceeds from maturity of investments	—	10,100
Net cash used in investing activities, continuing operations	(2,239)	(9,383)
Cash flows from financing activities, continuing operations:
Proceeds from issuance of debt, net of original issue discount of $11,400 for the six months ended June 30, 2019	4,416	43,600
Repayments of debt	(1,100)	—
Payment of deferred financing costs	—	(2,936)
Net payments related to vesting of restricted stock units	(1,181)	(974)
Net proceeds related to exercise of stock options	509	1,094
Net cash provided by financing activities, continuing operations	2,644	40,784
Net increase in cash and cash equivalents from continuing operations	4,811	37,996
Discontinued operations:
Cash flows used in operating activities	(1,172)	(34,382)
Cash flows used in investing activities	—	(1,728)
Cash flows used in financing activities	—	(10,000)
Net decrease in cash and cash equivalents from discontinued operations	(1,172)	(46,110)
Cash and cash equivalents, beginning of period	19,148	38,514
Cash and cash equivalents, end of period	$22,787	$30,400
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,228	$6,644
Purchases of property, plant and equipment included in accrued expenses and accounts payable	1,293	257
Common stock issued in connection with equity facility	—	301

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1)	Background

Recro Pharma, Inc. (the “Company”) was incorporated in Pennsylvania on November 15, 2007. The Company is a leading contract development and manufacturing organization (“CDMO”) with integrated solutions for the development, formulation, regulatory support, manufacturing, and packaging of oral solid dose drug products. It leverages its formulation and development expertise to develop and manufacture pharmaceutical products using proprietary delivery technologies and know-how for commercial partners who commercialize or plan to commercialize these products. The Company operates in one segment.

In November 2019, the Company’s former Acute Care business, which developed products for hospital and other acute care settings, was spun-out through its former wholly-owned subsidiary, Baudax Bio, Inc. (“Baudax Bio”) when the Company completed a special dividend distribution of all the outstanding shares of common stock of Baudax Bio to its shareholders. See note 3 to the consolidated financial statements for additional information about the spin-off of Baudax Bio.

The Company has incurred net losses since inception and has an accumulated deficit of $220,587 as of June 30, 2020, which is mostly related to activities that are presented as discontinued operations as a result of the spin-off of Baudax Bio. The Company’s future operations are highly dependent on the continued profitability of its manufacturing operations. Management believes that it is probable that the Company will be able to meet its obligations as they become due within one year after the date the financial statements are issued.
(2)	Summary of Significant Accounting Principles
(a)	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. In accordance with SEC rules for interim financial statements, certain information required by U.S. GAAP may be condensed or omitted. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance, anticipated changes in industry and market conditions, and competitive environments. The Company performed its last annual impairment test as of November 30, 2019.

Since the last annual test, the Company has only identified the ongoing novel strain of coronavirus (“COVID-19”) pandemic as a potential indicator of impairment. The Company has performed periodic interim impairment testing that has resulted in no impairment of goodwill or other assets. The Company continues to monitor the impact of the COVID-19 pandemic.
(f)	Revenue Recognition

The Company generates revenues from manufacturing, packaging, research and development and related services for multiple pharmaceutical companies. The agreements that the Company has with its commercial partners provide for manufacturing revenues, sales-based royalties and/or profit-sharing components.

Manufacturing revenue

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

Research and Development

Research and development revenue includes services associated with formulation, process development, CTM services, as well as custom development of manufacturing processes and analytical methods for a customer’s non-clinical, clinical and commercial products. Such revenues are recognized at a point in time or over time depending on the nature and particular facts and circumstances associated with the contract terms.

In contracts that specify milestones, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments related to arrangements under which we have continuing performance obligations would be deferred and recognized over the period of performance. Milestone payments that are not within our control, such as submission for approval to regulators by a commercial partner or approvals from regulators, are not considered probable of being achieved until those submissions are submitted by the customer or approvals are received.

In contracts that require revenue recognition over time, the Company utilizes input or output methods, depending on the specifics of the contract, that compare the cumulative work-in-process to date to the most current estimates for the entire performance obligation. Under these contracts, the customer typically owns the product details and process, which have no alternative use. These projects are customized to each customer to meet its specifications and typically only one performance obligation is included. Each project represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by the Company’s services and can make changes to its process or specifications upon request.
(g)	Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company manages its cash and cash equivalents based on established guidelines relative to diversification and maturities to maintain safety and liquidity.

The Company’s accounts receivable balances are primarily concentrated among four customers. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on the Company’s results of operations and financial condition.

The Company is dependent on its relationships with a small number of commercial partners, with its four largest customers having generated 95% or more of its revenues for the periods presented. A portion of the Company’s revenues are dependent on U.S. based customers selling to end-users outside the United States.
(h)	Stock-based Compensation Expense

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

The expected life of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future stock option exercise patterns, which is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, the Company uses the historical volatility of its publicly traded stock in order to estimate future stock price trends. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option.

Upon exercise of stock options or vesting of restricted stock units, the holder may elect to cover tax withholdings by forfeiting shares of an equivalent value. In such cases, the Company issues net new shares to the holder, pays the tax withholding on behalf of the participant and presents the payment similar to a capital distribution as both a reduction to additional paid-in-capital and a financing cash outflow in the consolidated financial statements.

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
(i)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded as of June 30, 2020 and December 31, 2019.

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
(j)	Income or Loss Per Share

Basic income or loss per common share is determined by dividing net income or loss by the weighted average common shares outstanding during the period.

For purposes of calculating diluted income or loss per common share, the numerator and denominator of basic income or loss per share are adjusted to eliminate the income or loss and the dilutive effects on shares, respectively, caused by outstanding common stock options, warrants and unvested restricted stock units, using the treasury stock method, if the inclusion of such instruments would be dilutive.

There were no differences in the basic and diluted calculations for the three and six months ended June 30, 2020 because the Company reported net losses for those periods. There were also no differences in the income or loss used to calculate basic and diluted per share results in either of the three- or six-month periods ended June 30, 2019.

The following table presents the reconciliation of weighted average shares outstanding used for basic and diluted per share results for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Weighted average shares outstanding, basic	22,265,612	22,092,853
Dilutive impact of:
Restricted stock units	218,745	303,326
Stock options	360,899	359,077
Warrants	81,146	70,654
Weighted average shares outstanding, diluted	22,926,402	22,825,910

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Options and restricted stock units outstanding	4,371,266	3,267,522	2,433,452	3,488,802
Warrants	348,664	350,000	174,332	350,000

Amounts in the table above reflect the common stock equivalents of the noted instruments.
(k)	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

On November 21, 2019 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Acute Care business by distributing to the Company’s shareholders on a pro rata basis all of the issued and outstanding common stock of Baudax Bio, the entity the Company incorporated to hold such businesses. To effect the Separation, the Company distributed to its shareholders 1 share of Baudax Bio common stock for every 2.5 shares of the Company’s common stock outstanding as of November 15, 2019, the record date for the distribution. Fractional shares of Baudax Bio common stock that otherwise would have been distributed were aggregated and sold into the public market and the proceeds distributed to the Company’s shareholders. Additionally, in connection with the

Separation, the Company contributed $19,000 of cash to Baudax Bio, the Company retained significant net operating loss carryforwards, and the Company was released from significant milestone and royalty payment obligations.

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

The following is a summary of the Acute Care business expenses for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating expenses:
Research and development	$7,180	$16,734
Selling, general and administrative	4,464	12,138
Change in contingent consideration valuation	(4,059)	(19,150)
Total operating expenses	7,585	9,722
Other income (expense), net	(11)	(49)
Loss on discontinued operations	$(7,596)	$(9,771)

(4)	Fair Value of Financial Instruments

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

•	Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has classified assets and liabilities measured at fair value on a recurring basis as follows:
	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
At June 30, 2020:
Assets:
Cash equivalents (See note 5)
Money market mutual funds	$15,347	$—	$—
Total cash equivalents	$15,347	$—	$—
At December 31, 2019:
Assets:
Cash equivalents (See note 5)
Money market mutual funds	$11,609	$—	$—
Total cash equivalents	$11,609	$—	$—

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of June 30, 2020, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses and approximate fair value due to the short-term nature of these instruments.

The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of its debt, a level 2 measurement, approximated fair value at June 30, 2020 because (i) the terms of borrowings under the Credit Agreement are equivalent to the terms of other borrowings currently available to the Company; and (ii) the fair value of the PPP Note, which carries a fixed interest rate below market, is not materially different from its carrying value.

(5)	Cash Equivalents

The following is a summary of the Company’s cash equivalents:

	June 30, 2020
	Amortized	Gross unrealized		Estimated
	cost	Gain	Loss	fair value
Money market mutual funds	$15,347	$—	$—	$15,347
Total investments	$15,347	$—	$—	$15,347

	December 31, 2019
	Amortized	Gross unrealized		Estimated
	cost	Gain	Loss	fair value
Money market mutual funds	$11,609	$—	$—	$11,609
Total investments	$11,609	$—	$—	$11,609

(6)	Inventory

Inventory is stated at the lower of cost and net realizable value. Included in inventory are raw materials and work-in-process used in the production of commercial products. Items are issued out of inventory using the first-in, first-out method.

Inventory was as follows:

	June 30, 2020	December 31, 2019
Raw materials	$3,298	$3,240
Work in process	4,537	6,430
Finished goods	4,402	5,892
Inventory, prior to provision	12,237	15,562
Provision for inventory obsolescence	(465)	(490)
Inventory	$11,772	$15,072

Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Inventory is primarily ordered to meet specific customer orders and largely reflects demand. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration and quality concerns.

(7)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30, 2020	December 31, 2019
Land	$3,263	$3,263
Building and improvements	20,900	20,900
Furniture, office and computer equipment	5,869	5,847
Manufacturing equipment	36,573	35,699
Construction in progress	3,077	729
Property, plant and equipment, gross	69,682	66,438
Less: accumulated depreciation	(27,234)	(24,226)
Property, plant and equipment, net	$42,448	$42,212

Depreciation expense for the three months ended June 30, 2020 and 2019 was $1,508 and $1,467, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was $3,008 and $2,784, respectively.

(8)	Intangible Assets

The following table presents the components of our royalties and contract manufacturing relationships asset, which was the only class of intangible asset for the periods presented:

	June 30, 2020	December 31, 2019
Cost	$15,500	$15,500
Accumulated amortization	(13,509)	(12,217)
Net intangible assets	$1,991	$3,283

Amortization expense was $646 for the three months ended June 30, 2020 and 2019 and $1,292 for the six months ended June 30, 2020 and 2019.

As of June 30, 2020, future amortization expense is as follows:

Amortization
Remainder of 2020	$1,291
2021	700
Total	$1,991

(9)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
Contract liabilities (see note 14)	$1,727	$337
Payroll and related costs	1,383	2,958
Property, plant and equipment	1,002	88
Professional and consulting fees	221	370
Other	537	571
Total	$4,870	$4,324

(10)	Debt

The carrying value of debt consists of the following as of June 30, 2020:

	Term loans under Credit Agreement	PPP Note	Total
Principal balance outstanding	$125,000	$3,316	$128,316
Unamortized deferred issuance costs	(12,333)	—	(12,333)
Exit fee accretion	571	—	571
Total debt	113,238	3,316	116,554
Current portion of debt	(6,000)	(1,289)	(7,289)
Debt, net	$107,238	$2,027	$109,265

The following table presents the maturity of debt principal (including exit fee):

	Term loans under Credit Agreement	PPP Note	Total
Remainder of 2020	$—	$184	$184
2021	12,000	2,210	14,210
2022	114,250	922	115,172
Total debt	$126,250	$3,316	$129,566

Term Loans under Credit Agreement

On November 17, 2017, the Company entered into a $100,000 Credit Agreement (the “Credit Agreement”) with Athyrium Opportunities III Acquisition LP (“Athyrium”). The Credit Agreement provided for a term loan in the original principal amount of $60,000 funded at closing. In December 2018, the Company amended the Credit Agreement (the “First Amendment”). Pursuant to the First Amendment, the $20,000 term B loan and $20,000 term C loan provided for under the Credit Agreement, which were contingent on the Company receiving approval of IV meloxicam (developed by the Company’s Acute Care segment) by December 31, 2018, were restructured into (i) a $10,000 term B-1 loan, funded on December 28, 2018; (ii) a $15,000 term B-2 loan; and (iii) a $15,000 term C loan.

On February 28, 2019, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment”) with Athyrium. Pursuant to the Second Amendment, (i) the total commitments of the term loan credit facility governed by the Credit Agreement was increased from $100,000 to $125,000, (ii) the $15,000 term B-2 loan and $15,000 term C loan provided for under the Credit Agreement were restructured into a $55,000 term B-2 loan, which was funded on the date of execution of the Second Amendment and (iii) the maturity date was extended to March 31, 2023 (the “Maturity Date”). Beginning on March 31, 2021, the Company must repay the outstanding principal amount in quarterly installments of $3,000 with the outstanding principal balance due on the Maturity Date.

On October 22, 2019, the Company entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with Athyrium. The Third Amendment authorized the release of two of the Company’s subsidiaries, Baudax Bio and Baudax Bio N.A. LLC (formerly known as Recro N.A. LLC) (“Baudax Bio N.A.”), from their respective obligations as guarantors and the release of any liens granted to or held by Athyrium on collateral provided by or equity interests in Baudax Bio and Baudax Bio N.A., including the security interest in Baudax Bio Limited (formerly Recro Ireland Limited) (the “Release”) under the Credit Agreement, as amended. The Release was applicable only to Baudax Bio and Baudax Bio N.A. and did not affect or modify any obligations of the Company or the Guarantors (other than Baudax Bio and Baudax Bio N.A.) under the Credit Agreement, except that it increased the permitted leverage ratio (which is the Company’s indebtedness under the Credit Agreement divided by EBITDA, each as defined) to 5.00:1.00.

The term loans bear interest at a rate equal to the three-month LIBOR rate, with a 1% floor plus 9.75% per annum. In addition, in accordance with the Credit Agreement, as amended (the “Amended Credit Agreement”) the Company will have to pay a 1% exit fee, which is $1,250 at the current outstanding loan balance and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan. In addition, if there is an early repayment, there is a sliding scale of prepayment penalties beginning with a 10% penalty and including a make-whole interest payment. No prepayment penalties are assessed for payments made after March 31, 2022.

The Amended Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis. As of June 30, 2020, the Company was in compliance with the covenants.

In connection with the Credit Agreement, the Company issued warrants to each of Athyrium and its affiliate, Athyrium Opportunities II Acquisition LP (“Athyrium II”), to purchase an aggregate of 348,664 shares of the Company’s common stock with an exercise price of $8.6043 per share. In connection with the First Amendment, the warrants were amended to decrease the exercise price to $6.84 per share. See note 12(d) for additional information. The warrants are exercisable through November 17, 2024. The initial fair value of the warrant and revaluation adjustment from the repricing of the warrants of $2,232 was recorded as a debt issuance cost.

In addition, the Company recorded debt issuance costs for the Amended Credit Agreement of $4,439 at original signing, an amendment fee of $500 as well as certain other fees and expenses in December 2018, and recorded debt issuance costs for the Second Amendment consisting of a $2,500 amendment fee, $436 closing fee and $11,400 original issue discount which, along with the fair value of warrants, are being amortized using the effective interest method over the term of the Amended Credit Agreement. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations. As of June 30, 2020, the effective interest rate was 15.98%, which takes into consideration the non-cash accretion of the exit fee, the amortization of the debt issuance cost and the original issue discount.

The Company recorded debt issuance cost amortization related to the Amended Credit Agreement of $1,384 for the three months ended June 30, 2020 and 2019 and $2,768 and $2,362 for the six months ended June 30, 2020 and 2019, respectively.

Paycheck Protection Program (“PPP”) Note

On May 12, 2020, the Company entered into a $4,416 promissory note with PNC Bank under the Small Business Administration (“SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act,” collectively the “PPP Note”). The note has a two-year term, matures on May 12, 2022 and bears interest at a stated rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on December 15, 2020. The note requires no collateral or guarantees, nor did the Company pay any fees to acquire the note. The note provides for customary events of default, including, among others, failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the PPP Note at any time without incurring any prepayment charges. On May 18, 2020, which fell within a safe-harbor period established by the SBA, the Company prepaid $1,100 of the note in order to comply with the SBA’s limitations on the amount that could be borrowed at that time. Certifications made with respect to loan amounts repaid during this safe harbor period are deemed to have been made in good faith.

The PPP Note may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of note proceeds for payroll costs, rent, utilities and other expenses, and at least 60% of the note proceeds must be used for payroll costs as defined by the CARES Act. Any forgiveness of the note will be subject to approval by the SBA and PNC Bank, and will require the Company to apply for such treatment in the future. Should the Company meet the requirements for forgiveness, it would extinguish the note upon receiving legal release from PNC Bank and record a gain on extinguishment in that period.
(11)	Commitments and Contingencies

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

On May 31, 2018, a securities class action lawsuit (the “Securities Litigation”) was filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by the Company concerning the NDA for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, the Company filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, the Company filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff’s deadline to file an opposition to the Company’s motion to dismiss is August 17, 2020, and the Company will have thirty days from the filing of the plaintiff’s opposition to file a reply in support of the motion to dismiss. In connection with the separation of Baudax Bio, Baudax Bio accepted assignment by the Company of all of its obligations in connection with the Securities Litigation and agreed to indemnify it for all liabilities related to the Securities Litigation. The Company and Baudax Bio believe that the lawsuit is without merit and intend to vigorously defend against it.

Purchase Commitments

As of June 30, 2020, the Company had outstanding non-cancelable purchase commitments in the aggregate amount of $10,721 related to inventory, capital expenditures, transition services agreement and other goods and services.
(12)	Capital Structure
(a)	Common Stock

The Company is authorized to issue up to 50,000,000 shares of common stock, with a par value of $0.01 per share.

Reflected below are the Company’s capital raises since its initial public offering (“IPO”):

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

On December 29, 2017, the Company entered into a sales agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which the Company may sell from time to time, at its option, shares of its common stock, $0.01 par value per share, having an aggregate offering price of up to $40,000 through Cowen, as the placement agent. As of June 30, 2020, the Company did not have any sales of common stock under the Sales Agreement. The Sales Agreement will terminate on August 11, 2020.

(b)	Common Stock Purchase Agreement

On March 2, 2018, the Company entered into a Common Stock Purchase Agreement (the “2018 Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth in the 2018 Purchase Agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate of $20,000 of shares of the Company’s common stock over the approximately 30-month term of the 2018 Purchase Agreement. On the execution of the 2018 Purchase Agreement, the Company agreed to issue 33,040 shares of common stock to Aspire Capital as consideration for entering into the 2018 Purchase Agreement. As of June 30, 2020, the Company sold 1,950,000 shares of common stock under the 2018 Purchase Agreement for proceeds of $16,999, at an average per share price of $8.72, all of which transactions occurred during 2018. The Amended Purchase Agreement, as defined below, replaces the 2018 Purchase Agreement.

On February 19, 2019, the Company entered into a common stock purchase agreement (the “2019 Purchase Agreement”) with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate of $20,000 of its shares of common stock over the approximately 30-month term of the 2019 Purchase Agreement. On the execution of the 2019 Purchase Agreement, the Company agreed to issue 34,762 shares of common stock to Aspire Capital as consideration for entering into the 2019 Purchase Agreement. As of June 30, 2020, the Company did not have any sales of common stock under the 2019 Purchase

Agreement. On August 7, 2020, the Company entered into a First Amendment to the 2019 Purchase Agreement with Aspire Capital (the “Amended Purchase Agreement”) which amended the 2019 Purchase Agreement to, among other things, increase the aggregate amount of shares of common stock Aspire is committed to purchase to $30,000 and extend the term of the 2019 Purchase Agreement to March 20, 2022.

(c)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of June 30, 2020, no preferred stock was issued or outstanding.

(d)	Warrants

As of June 30, 2020, the Company had the following warrants outstanding to purchase shares of the Company’s common stock:
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

In October 2013, the Company established the 2013 Equity Incentive Plan (the “2013 Plan”), which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. In June 2015, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan (the “2015 A&R Plan”), which amended and restated the 2013 Plan and increased the aggregate amount of shares available for issuance to 2,000,000. In May 2018, the Company’s shareholders approved the 2018 Amended and Restated Equity Incentive Plan (the “A&R Plan”) which amended and restated the 2015 A&R Plan to increase the aggregate amount of shares available for issuance to 8,119,709. At June 30, 2020, the total number of shares authorized under the A&R Plan was 9,281,402, of which 3,369,127 shares were available for future grants. On December 1st of each year, pursuant to the “Evergreen” provision of the A&R Plan, the number of shares available under the plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year.

Stock options

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years.

The weighted average grant-date fair value of the options awarded to employees during the six months ended June 30, 2020 and 2019 was $8.24 and $5.60, respectively. The fair value of the options was estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

June 30,
	2020	2019
Range of expected option life	5.5 - 6 years	5.5 - 6 years
Expected volatility	75.34% - 81.09%	79.11% - 81.54%
Risk-free interest rate	0.34 - 1.40%	1.82 - 2.66%
Expected dividend yield	—	—

The intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was $1,058 and $1,033, respectively.

The following table summarizes stock option activity during the six months ended June 30, 2020:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life
Balance, December 31, 2019	3,695,649	$7.97
Granted	347,750	12.34
Exercised	(178,747)	4.52
Forfeited or expired	(111,579)	8.25
Balance, June 30, 2020	3,753,073	8.53	$304	6.8 years
Exercisable	2,407,433	8.11	304	6.0 years

Included in the table above are 438,000 options outstanding as of June 30, 2020 that were granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Restricted stock units

Restricted stock units (“RSUs”) generally vest over four years. The fair value of RSUs on the date of grant is measured as the closing price of our common stock on that date. The weighted average grant-date fair value of RSUs awarded to employees during the six months ended June 30, 2020 and 2019 was $15.11 and $8.12, respectively. The fair value of RSUs vested during the six months ended June 30, 2020 and 2019 was $3,227 and $3,952, respectively.

The following table summarizes RSU activity during the six months ended June 30, 2020:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2019	1,197,502	$10.92
Granted	274,775	15.11
Vested	(243,682)	9.23
Forfeited	(295,611)	8.73
Balance, June 30, 2020	932,984	13.29

Included in the table above are 15,000 time-based RSUs outstanding as of June 30, 2020 that were granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Other information

Stock-based compensation expense from continuing operations for the six months ended June 30, 2020 and 2019 was $5,677 and $3,541, respectively. Of these amounts, $1,991 and $845, respectively, were classified as cost of sales and $3,686 and $2,696, respectively, were classified as selling, general and administrative expenses.

For the six months ended June 30, 2020, this represents stock-based compensation expense for the Company’s employees as well as Baudax Bio employees that continue to provide services to the Company through the transition services agreement (See note 3). For the six months ended June 30, 2019, additional stock-based compensation expense of $1,644 is included in amounts presented in the line item “Loss from discontinued operations” on the Company’s Consolidated Statements of Operations.

In conjunction with the Separation, the employment of certain of the Company’s employees was transferred to Baudax Bio pursuant to the Employee Matters Agreement dated November 20, 2019 by and between the Company and Baudax Bio. In accordance with the terms of the Employee Matters Agreement, the Recro equity grants held by such former employees continue to vest in accordance with their respective vesting schedules. Any stock-based compensation expense with respect to former employees who no longer provide services to the Company is reflected in Baudax Bio’s financial statements.

As of June 30, 2020, there was $11,106 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 2.2 years. As of June 30, 2020, there was $2,707 of unrecognized compensation expense related to unvested performance-based RSUs. The performance-based RSUs will be expensed if the performance criteria are achieved or become probable of being achieved.
(14)	Revenue Recognition

Contract assets represent revenue recognized for performance obligations completed before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. Contract assets were $8,911 and $8,851 at June 30, 2020 and December 31, 2019, respectively. Generally, the contract assets balance is impacted by the recognition of additional contract assets, offset by amounts invoiced to customers or actual net product sale amounts reported by the commercial partner for the period.

The following table presents changes in the Company’s contract assets and liabilities for the six months ended June 30, 2020:

	Contract assets	Contract liabilities
Balance at beginning of period	$8,851	$(337)
Changes to the beginning balance of contract assets arising from:
Reclassification to receivables as a result of rights to consideration becoming unconditional	(9,559)	—
Changes in estimate related to the transaction price	2,700	—
Contract assets recognized since beginning of period, net of reclassification to receivables and changes in estimates	6,919
Changes to contract liabilities:
Cash received in advance of contract performance	—	(2,434)
Revenue recognized	—	1,044
Balance at end of period	$8,911	$(1,727)

The following table disaggregates revenue by timing of revenue recognition:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Point in time	$14,365	$30,432	$35,420	$55,382
Over time	1,157	824	1,879	940
Total	$15,522	$31,256	$37,299	$56,322

The Company’s payment terms for manufacturing revenue and development services are typically 30 to 45 days. Royalty revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.

(15)	Leases

The Company is a party to various operating leases in Georgia for office, manufacturing, chemistry, and manufacturing and controls development space. The Company is also a party to leases for office equipment and storage. Operating lease assets, current lease liabilities and noncurrent lease liabilities are classified as other assets, other current liabilities and other liabilities, respectively, on the Consolidated Balance Sheets.

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

The Company’s leases with an initial term of 12 months or less that do not have a purchase option or extension that is reasonably certain to be exercised are not included in the right-of-use asset or lease liability. Lease expense is recognized on a straight-line basis over the lease term.

As of June 30, 2020, undiscounted future lease payments for non-cancellable operating leases are as follows:

Lease payments
Remainder of 2020	$80
2021	160
2022	156
2023	156
2024	156
2025 and thereafter	91
Total lease payments	799
Less imputed interest	(373)
Total operating lease liabilities	$426

At June 30, 2020, the weighted average remaining lease term was 5 years and the weighted average discount rate was 16%.

The components of the Company’s lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating lease cost	$56	$50	$113	$113
Short-term lease cost	1	20	16	28
Variable lease cost	3	1	9	9
Total lease cost	$60	$71	$138	$150

(16)	Related Party Transactions

Baudax Bio is a related party to the Company. As part of the Separation, the Company entered into a transition services agreement with Baudax Bio. Under the transition services agreement, Baudax Bio provides certain services to the Company, each related to corporate functions which are charged to the Company. Additionally, the Company may incur expenses that are directly related to Baudax Bio after the Separation, which are billed to Baudax Bio. Our continuing involvement with Baudax Bio as a result of the transition services agreement is expected to end by late 2020, unless extended. During the three and six months ended June 30, 2020, the Company recorded expense of $516 and $1,032, respectively, related to its transition services agreement with Baudax Bio. These expenses are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The Company recorded a net receivable of $33 and a net payable of $273 for such activities and other activity with Baudax Bio as of June 30, 2020 and December 31, 2019, respectively.
(17)	Retirement Plan

The Company has a voluntary 401(k) Savings Plan (the 401(k) Plan) in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan for the three months ended June 30, 2020 and 2019 were $223 and $237, respectively. Total Company contributions to the 401(k) plan for the six months ended June 30, 2020 and 2019 were $539 and $528, respectively.

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
•

our ability to maintain our relationships, profitability and contracts with our key commercial partners, including the impact of changes in consumer demand for the products we manufacture for our commercial partners;

•	our ability to grow and diversify our business with new customers, including our ability to meet desired project outcomes with development customers;
•	the extent to which the ongoing COVID-19 pandemic disrupts our operations and financial condition and the operations and financial condition of our customers;
•	our ability to comply with the regulatory schemes applicable to our business and other regulatory developments in the United States and foreign countries;
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

•	our ability to obtain and maintain patent protection for applicable products and defend our intellectual property rights against third-parties;
•	pharmaceutical market forces that may impact our commercial customers’ success and continued demand for the products we produce;
•	our ability to recruit or retain key scientific, technical, business development, and management personnel and our executive officers; and

•

our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including Good Manufacturing Practice, or cGMP, compliance and U.S. Drug Enforcement Agency, or DEA, compliance and other relevant regulatory authorities.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report, Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 4, 2020, or the 2019 Annual Report, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed with the SEC on May 11, 2020, or the Q1 Quarterly Report, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

Overview

We are a leading contract development and manufacturing organization, or CDMO, with integrated solutions for the development, formulation, regulatory support, manufacturing and packaging of oral solid dose drug products. We have operated through a single CDMO business segment since the completion of the spin-off of our historical Acute Care business segment, which developed products for hospital and other acute care settings, on November 21, 2019.

We leverage our formulation and development expertise to develop and manufacture pharmaceutical products using proprietary delivery technologies and know-how for commercial partners who develop, commercialize or plan to commercialize these products. These collaborations can result in revenue streams including manufacturing, royalties, profit sharing, and development. We operate a 97,000 square foot, DEA-licensed manufacturing facility in Gainesville, Georgia, as well as a 24,000 square foot development and high potency product facility in Gainesville, Georgia. We currently develop and/or manufacture the following key products with our key commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM, Verapamil SR and Zohydro ER®, as well as CDMO services for supporting development stage products.

We have used cash flow generated by our business primarily to fund operations at our Gainesville, Georgia manufacturing facilities, to fund our historical Acute Care business and to make payments under our credit facility. We believe our business will continue to contribute cash for future operations at our Gainesville facilities and other general corporate purposes.

In November 2019, our former Acute Care business was spun-out from us through our former wholly-owned subsidiary, Baudax Bio, Inc., or Baudax Bio, when we completed a special dividend distribution of all the outstanding shares of common stock of Baudax Bio to our shareholders. On November 21, 2019, the distribution date, each of our shareholders received one share of Baudax Bio’s common stock, or the Distribution, for every two and one-half shares of our common stock held of record at the close of business on November 15, 2019, the record date for the Distribution. Additionally, we contributed $19 million of cash to Baudax Bio in connection with the separation, retained significant net operating loss carryforwards, and were released from significant milestone and royalty payment obligations. As a result of the Distribution, Baudax Bio is now an independent public company whose shares of common stock are trading under the symbol “BXRX” on The Nasdaq Capital Market, or Nasdaq.

In the second quarter of 2020, we launched a new clinical trial material offering, or CTM. Our capabilities include on-demand services for innovative trial design and direct-to-patient supply logistics. We also can provide non-clinical formulations, Active Pharmaceutical Ingredient (API) characterization, over-encapsulation and manufacturing, in addition to clinical and commercial packaging services. We also made additional capital improvements to support a new tech transfer project for a commercial product and also believe the equipment will be useful for future commercial projects.

Our consolidated results of operations and financial position included in this Quarterly Report reflect the financial results of Baudax Bio as a discontinued operation for all periods presented. For additional information on the spin-off of Baudax Bio please read note 4, Discontinued Operations, to our consolidated financial statements included in the Company’s 2019 Annual Report.

COVID-19

We continue to closely monitor developments related to the COVID-19 pandemic, which continues to have adverse effects on the U.S. and world economies, including the commercial activities of our customers and their peers. While we are committed to continue providing essential pharmaceutical products to our customers, we are also taking all necessary measures to protect the health and safety of our employees. These developments include:

Operations: We have instituted protocols to have appropriate personnel work remotely and have implemented strict social distancing and other protective measures for those employees continuing to support essential operations at our work locations in order to ensure the health of our employees while continuing to provide critical products. Our sales, manufacturing and development efforts have continued since the outbreak of the pandemic. Our cost of sales has increased as a percentage of revenues in part due to lower production volumes, resulting in manufacturing variances, and there are some incremental expenses associated with safe practices for our organization due to COVID-19.

Business Development: We successfully launched our new CTM offering in the second quarter and secured new customers. In other sectors, we have experienced lower than expected new development business growth, which we believe is primarily attributable to COVID-19. Concerns surrounding COVID-19 have resulted in our adoption of new methods for meeting and contacting customers, have slowed customer access, and have caused delays in plans for development services by some customers and prospects for a variety of reasons, such as concerns about the timing of clinical trials.

Manufacturing Demand: We believe that there has been lower demand for some of the commercial products we manufacture for our customers due to the effects of COVID-19. Third party national data demonstrates that there has been a meaningful impact of COVID-19 on the reduction of total prescriptions filled by patients across most therapeutic areas, including chronic cardiovascular and pediatric medications, etc.

Our sales and manufacturing operations could be further disrupted as a result of the pandemic because of production slowdowns, stoppages, or decreased demand for the products we manufacture. Given the uncertain scope and duration of the pandemic, the extent to which the pandemic will continue to impact our financial results remains uncertain in terms of manufacturing volumes and certain profit sharing results, even when our partners have not experienced loss of market share, in part due to reduced total prescription (TRx) rates for many chronic therapeutics. However, we will continue to monitor the situation closely, we have taken steps to reduce costs and drive more new business, and we are actively evaluating various ways to further conserve operational resources.

Financial Overview

Recent Developments

Some recent developments have occurred that have impacted and are expected to continue to impact full year expected results, including:

•

Third party data has shown a decrease in prescriptions filled during COVID-19 for the first half of 2020 for a number of the commercial products we manufacture for our customers. We expect this could result in continued lower demand for our manufacturing services with respect to these products, especially since COVID-19 impacts are not predictable at this time.

•

The previously reported return to the market of a competitor to one of our key customers for certain product strengths that had previously been out of the market. This product has recovered to an observed percentage of approximately 50% market share. While total unit volumes have declined during COVID-19, relative market share has remained steady for both parties. This has impacted both anticipated manufacturing volumes and profit sharing for this key customer.

•

We received notification reported in the first quarter of 2020 from two of our key customers of discontinuations for two commercial product lines. As we announced in May in connection with our first quarter earnings results, we anticipate that these discontinuances will decrease revenues by approximately $4 million for 2020 and approximately $7 to $8 million for 2021.

•

We have experienced slower than expected new project starts, which we believe is primarily attributable to the COVID-19 pandemic. Concerns surrounding COVID-19 have resulted in delays in plans for development services by some customers and prospects for a variety of reasons, such as concerns about timing of clinical trials, etc.

As a result of these recent events, we implemented operating improvement initiatives including two separate reduction in force actions during the first half of 2020 as well as other initiatives. We estimate that these initiatives will provide an annual savings of approximately $3.4 million in fiscal year 2021. Additional cost saving measures continue to be assessed.

Revenues

During the periods presented, we recognized revenues from three revenue streams: manufacturing revenue, royalty revenue and development revenue.

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

Research and Development Revenue

Research and development revenue includes services associated with formulation, process development, CTM services, as well as custom development of manufacturing processes and analytical methods for a customer’s non-clinical, clinical and commercial products. Such revenues are recognized at a point in time or over time depending on the nature and particular facts and circumstances associated with the contract terms.

In contracts that specify milestones, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments related to arrangements under which we have continuing performance obligations would be deferred and recognized over the period of performance. Milestone payments that are not within our control, such as submission for approval to regulators by a commercial partner or approvals from regulators, are not considered probable of being achieved until those submissions are submitted by the customer or approvals are received.

In contracts that require revenue recognition over time, we utilize input or output methods, depending on the specifics of the contract, that compare the cumulative work-in-process to date to the most current estimates for the entire performance obligation. Under these contracts, the customer typically owns the product details and process, which have no alternative use. These projects are customized to each customer to meet its specifications and typically only one performance obligation is included. Each project represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by our services and can make changes to its process or specifications upon request.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries and related costs for corporate administrative, public company costs, and business development personnel as well as legal, patent-related and consulting fees. Public company costs include compliance, auditing services, tax services, insurance and investor relations. We expect our business development expenses to increase in 2020, compared to prior year, as we continue to expand our sales team in various geographies in support of our new offerings, in anticipation of business growth from new formulation, development and CTM capabilities.

Amortization of Intangible Assets

We recognize amortization expense related to the intangible asset for our contract manufacturing relationships on a straight-line basis over an estimated useful life of six years.

Change in Fair Value of Warrants

We had previously classified as liabilities certain warrants then outstanding that contained a contingent net cash settlement feature, upon a change in control. The fair value of these warrants was remeasured through settlement or expiration with changes in fair value recognized as a period charge within the Consolidated Statements of Operations. There are no remaining liability classified warrants as the last of these warrants were exercised in November 2019. A fair value determination at the time of the exercise occurred and was included in the change in warrant valuation for the year ended December 31, 2019.

Interest Expense

Interest expense for the periods presented primarily includes interest expense incurred on our Athyrium senior secured term loans, the amortization of related financing costs and interest expense on a promissory note with PNC Bank under the Small Business Administration, or “SBA, Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020, or the CARES Act, and collectively the PPP note.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

	Three months ended June 30,
(amounts in thousands)	2020	2019
Revenue	$15,522	$31,256
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	11,634	14,100
Selling, general and administrative	4,259	5,533
Amortization of intangible assets	646	646
Change in warrant valuation	—	1,041
Total operating expenses	16,539	21,320
Operating income from continuing operations	(1,017)	9,936
Interest expense	(4,995)	(5,176)
(Loss) income from continuing operations	(6,012)	4,760
Loss on discontinued operations	—	(7,596)
Net loss	$(6,012)	$(2,836)

Revenue. The decrease of $15.7 million was primarily due to decreased product sales and royalties recognized from three of our commercial partners. The first key customer experienced lower market share compared to 2019 due to the re-entry of a competitor to the market but has maintained its market share since the first quarter of 2020. The second key customer saw decreased sales that reduced our royalties and manufacturing volumes as a result of market forces. The third key customer decreased sales due to the impact of a combination of the overall market forces and the discontinuation of a commercial product line in the first quarter of 2020. We also experienced slower than expected new business project starts and overall growth due to the impacts of COVID-19.

We expect that the return of a competitor to the market experienced by one of our commercial partners, overall COVID-19 market force impacts to all of our customers, discontinuations of product lines by two of our customers, slower than expected new project starts and potential delays in customers programs may continue to impact our revenue in the third and fourth quarters of 2020. We are continuing to monitor the impacts of these events and the COVID-19 pandemic on our business and revenues.

Cost of sales. Cost of sales decreased $2.5 million and was not proportionate to the decrease in revenues, primarily due to lower commercial volumes and slower than anticipated new project starts (including $0.2 million related to the second reduction in force associated with continued revised commercial volume and development revenue). Annual savings from this reduction in force and an earlier reduction in force are estimated to be $3.4 million in fiscal year 2021.

Selling, general and administrative. The decrease of $1.3 million was primarily related to lower public company costs and lower travel and marketing costs driven by the COVID-19 pandemic, which were partially offset by higher selling costs due to increased headcount and associated personnel costs focused on business development, as well as completion of readiness for the CTM business.

Amortization of intangible assets. Amortization expense was $0.6 million for both three-month periods ended June 30, 2020 and 2019 which was related to the amortization of the CDMO royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Change in warrant valuation. Previously, certain warrants were outstanding whose fair value was remeasured each period with changes in fair value recognized in earnings. The last of those warrants were exercised in November 2019.

Interest expense. The decrease of $0.2 million was primarily due to a slight decrease in the LIBOR base rate of interest on our term loans under the Credit Agreement with Athyrium.

Discontinued operations. In November 2019, our former Acute Care business was spun-out from us through our former wholly-owned subsidiary, Baudax Bio. As a result, that business’s results are included in the 2019 period but not the 2020 period.

Comparison of the Six Months Ended June 30, 2020 and 2019

	Six months ended June 30,
(amounts in thousands)	2020	2019
Revenue	$37,299	$56,322
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	29,888	28,491
Selling, general and administrative	9,705	12,037
Amortization of intangible assets	1,292	1,292
Change in warrant valuation	—	779
Total operating expenses	40,885	42,599
Operating (loss) income from continuing operations	(3,586)	13,723
Interest expense	(10,118)	(8,766)
(Loss) income from continuing operations	(13,704)	4,957
Loss on discontinued operations	—	(9,771)
Net loss	$(13,704)	$(4,814)

Revenue. The decrease of $19.0 million in revenue was primarily due to decreased product sales and royalties recognized from three of our commercial partners. The first key customer experienced lower market share compared to 2019 due to the re-entry of a competitor to the market but has maintained its market share since the first quarter of 2020. The second key customer saw decreased sales that reduced our royalties and manufacturing volumes as a result of market forces. The third key customer decreased sales due to the impact of a combination of the overall market forces and the discontinuation of a commercial product line in the first quarter of 2020. We also experienced slower than expected new business project starts and overall growth due to the impacts of COVID-19.

We expect that the return of a competitor to the market experienced by one of our commercial partners, overall COVID-19 market force impacts to all of our customers, discontinuations of product lines by two of our customers, slower than expected new project starts and potential delays in customers programs may continue to impact our revenue in the third and fourth quarters of 2020. We are continuing to monitor the impacts of these events and the COVID-19 pandemic on our business and revenues.

Cost of sales. Cost of sales increased $1.4 million, and was not proportionate to the decrease in revenues, primarily due to lower commercial volumes and slower than anticipated new project starts (including spending reductions that included $1.0 million related to reductions in force associated with revised commercial volume and development revenue). Annual savings from these reduction in force actions are estimated to be $3.4 million in fiscal year 2021.

Selling, general and administrative. The decrease of $2.3 million was primarily related to lower public company costs and lower travel and marketing costs driven by the COVID-19 pandemic, which were partially offset by higher selling costs due to increased headcount and associated personnel costs focused on business development, as well as completion of readiness for the CTM business.

Amortization of intangible assets. Amortization expense was $1.3 million for both six-month periods ended June 30, 2020 and 2019, which was related to the amortization of the CDMO royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Change in warrant valuation. Previously, certain warrants were outstanding whose fair value was remeasured each period with changes in fair value recognized in earnings. The last of those warrants were exercised in November 2019.

Interest expense. The increase of $1.4 million was primarily due to additional term loan borrowings under its Credit Agreement with Athyrium in the first quarter of 2019, partially offset by a decrease in the LIBOR base rate of interest on those term loans.

Discontinued operations. In November 2019, our former Acute Care business was spun-out from us through our former wholly-owned subsidiary, Baudax Bio. As a result, that business’s results are included in the 2019 period but not the 2020 period.

Liquidity and Capital Resources

As of June 30, 2020, we had $22.8 million in cash and cash equivalents.

Since our inception through June 30, 2020, we have financed our product development, operations and capital expenditures primarily from sales of equity and debt securities, and term loans made under our previous and existing credit facilities. During the six months ended June 30, 2020, our capital expenditures were $2.2 million and primarily related to equipment and facility modifications to support a new customer.

We may require additional financing and if we do, we may raise such additional funds through debt refinancing, bank or other loans, through strategic development, licensing, including out-licensing activities, sale of assets and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Further, our ability to access capital market or otherwise raise capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Additional debt or equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business or access to capital.

On November 17, 2017, we entered into our credit agreement with Athyrium, pursuant to which we drew upon an initial $60.0 million term loan. We used the proceeds from the initial term loan to (i) repay in full all outstanding indebtedness under our credit facility with OrbiMed of approximately $31.7 million, which included the remaining debt principal balance of $27.3 million and early termination charges of $4.4 million and (ii) pay transaction fees associated with the credit facility with Athyrium of approximately $4.2 million. In December 2018 we amended the credit agreement with Athyrium and drew upon a $10.0 million term B-1 loan. In February 2019, we entered into a second amendment to the credit agreement with Athyrium pursuant to which the credit facility was (i) expanded from $100.0 million to $125.0 million and (ii) the two additional $15.0 million tranches were restructured into a $55.0 million term B-2 loan, which was funded on the date of execution of the second amendment, net of the original issue discount of $11.4 million. On October 22, 2019, the Company entered into a third amendment that, among other things, released Baudax Bio from its obligations under the credit agreement and increased the permitted leverage ratio (which is our indebtedness under the Credit Agreement divided by EBITDA, each as defined) to 5.00:1.00. Beginning on March 31, 2021, we must repay the outstanding principal amount in quarterly installments of $3.0 million with the outstanding principal balance due on March 31, 2023. As of June 30, 2020, we had $125.0 million outstanding principal under our credit agreement with Athyrium.

On May 12, 2020, we entered into a $4.4 million PPP Note. The note has a two-year term, natures on May 12, 2022 and bears interest at a stated rate of 1.0% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on December 15, 2020. The note requires no collateral or guarantees, nor did the Company pay any fees to acquire the note. The note provides for customary events of default, including, among others, failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the principal of the Loan at any time without incurring any prepayment charges. On May 18, 2020 the Company prepaid $1.1 million of the note.

The PPP Note may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of note proceeds for payroll costs, rent, utilities and mortgage interest, and at least 60% of the amount of the loan proceeds to be forgiven must be used for payroll costs as defined by the CARES Act. The SBA has announced its intention to audit loans in excess of $2.0 million, and any forgiveness of the Loan will be subject to approval by the SBA and PNC Bank. Forgiveness of the PPP Note will require the Company to apply for such treatment in the future. Should we meet the requirements for forgiveness, it would extinguish the note upon receiving legal release from PNC Bank and record a gain on extinguishment in that period. We expect that the full $3.3 million balance of the PPP Note will be forgiven, however, no assurance can be given that we will obtain forgiveness of the PPP Note in whole or in part.

Sources and Uses of Cash

Cash provided by operating activities, continuing operations, was $4.4 million and $6.6 million for the six months ended June 30, 2020 and 2019, respectively, which represents our income or loss from continuing operations as adjusted for stock-based compensation, depreciation, non-cash interest expense, changes in fair value of warrants and amortization of intangibles, as well as changes in operating assets and liabilities.

Cash used in investing activities, continuing operations, was $2.2 million for the six months ended June 30, 2020, which related to capital expenditures to scale and support our expansion of capabilities. Cash used in investing activities from continuing operations was $9.4 million for the six months ended June 30, 2019. The 2019 amount reflected cash used for net purchases of short-term investments and for the purchases of property and equipment.

Cash provided by financing activities, continuing operations, was $2.6 million for the six months ended June 30, 2020, which primarily included $4.4 of proceeds from a PPP Note offset by a $1.1 million repayment, which was within the safe harbor time period for repayment established by the Small Business Administration. Certifications made with respect to loan amounts repaid during this safe harbor period are deemed to have been made in good faith. Cash provided by financing activities from continuing operations was $40.8 million, which primarily included proceeds from debt of $43.6 million partially offset by deferred financing costs of $2.9 million.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	the extent to which we in-license, acquire or invest in products, businesses and technologies;
•	the timing and extent of our manufacturing and capital expenditures;
•	our ability to maintain our relationships and contracts with our commercial partners;
•	our ability to grow and diversify our business with new customers, including our ability to meet desired project outcomes with development customers;
•	our ability to regain profitability;
•	our ability to comply with stringent U.S. & foreign government regulation in the manufacture of pharmaceutical products, including cGMP and U.S. DEA requirements;
•	our ability to raise additional funds through equity or debt financings or sale of certain assets;
•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims; and
•

the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations or materially and adversely affect our business and financial conditions.

We might use existing cash and cash equivalents on hand, additional debt, equity financing, sale of assets or out-licensing revenue or a combination thereof to fund our operations or acquisitions. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. Our shareholders may experience dilution as a result of the issuance of additional equity or debt securities. This dilution may be significant depending upon the amount of equity or debt securities that we issue and the prices at which we issue any securities.

Contractual Commitments

The table below reflects our contractual commitments as of June 30, 2020:

	Payments Due by Period (in 000s)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1):
Principal	$129,566	$7,289	$122,277	$—	$—
Interest	30,463	13,573	16,890	—	—
Purchase obligations (2):	10,721	10,721	—	—	—
Operating leases (3)	799	160	314	312	13
Total	$171,549	$31,743	$139,481	$312	$13
(1)

Debt obligations consist of principal, an exit fee of 1% of that principal, and interest on $125.0 million of outstanding term loans under our credit facility with Athyrium in addition to principal and interest on $3.3 of outstanding borrowings under the PPP Note. Because the Athyrium term loans bear interest at a variable rate based on LIBOR, we estimated future interest commitments utilizing the LIBOR rate as of June 30, 2020. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet. See note 10 to the Consolidated Financial Statements included in this Form 10-Q.

(2)

Purchase obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures, transition services agreement costs and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our Consolidated Balance Sheets. See note 11 to the Consolidated Financial Statements included in this Form 10-Q.

(3)

We are party to certain operating leases for leased space in Gainesville, Georgia as well certain office equipment for which future undiscounted lease payments are presented. See note 15 to the Consolidated Financial Statements included in this Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 Annual Report. In the six months ended June 30, 2020, there were no significant changes to the application of critical accounting policies previously disclosed in our 2019 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of its sensitivity to market risk described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our 2019 Annual Report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 31, 2018, a securities class action lawsuit, or the Securities Litigation, was filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by the Company concerning the NDA for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, the Company filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, the Company filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff’s deadline to file an opposition to the Company’s motion to dismiss is August 17, 2020, and the Company will have thirty days from the filing of the plaintiff’s opposition to file a reply in support of the motion to dismiss. In connection with the separation of Baudax Bio, Baudax Bio accepted assignment by the Company of all of its obligations in connection with the Securities Litigation and agreed to indemnify it for all liabilities related to the Securities Litigation. The Company and Baudax Bio believe that the lawsuit is without merit and intend to vigorously defend against it.

Item 1A.	Risk Factors.

You should carefully consider the risk factors described in our 2019 Annual Report and our Q1 Quarterly Report under the caption “Item 1A. Risk Factors.” Except as set forth below, there have been no material changes in our risk factors disclosed in our 2019 Annual Report and our Q1 Quarterly Report.

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

On May 12, 2020, we received loan proceeds of approximately $4.4 million pursuant to the PPP under the CARES Act administered by the SBA. We intend to use the PPP Note to retain current employees, maintain payroll and make lease and utility payments. The PPP Note is evidenced by a promissory note, dated as of May 12, 2020, issued by PNC Bank, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Note is scheduled to mature on May 12, 2022, or the Maturity Date, bears interest at a rate of 1.00%  per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act. On May 18, 2020, we prepaid $1.1 million of the amount due under the PPP Note, which was within the safe harbor time period for repayment established by the Small Business Administration. Certifications made with respect to loan amounts repaid during this safe harbor period are deemed to have been made in good faith.

Commencing December 15, 2020, we are required to pay regular monthly payments in an amount equal to one month’s accrued interest under the PPP Note. All interest which accrues during the initial six months of the loan period will be deferred and payable on the Maturity Date. The amounts outstanding under the PPP Note may be prepaid by us at any time prior to maturity without penalty. Under the CARES Act, as amended in June 2020, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of the first disbursement of the PPP Note. The amount of the PPP Note eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, and we cannot provide any assurance that we will be eligible for loan forgiveness, that we will apply for forgiveness, or that any amount of the PPP Note will ultimately be forgiven by the SBA.

In order to apply for the PPP Note, we were required to certify, among other things, that the current economic uncertainty made the PPP Note request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment in light of the uncertainty resulting from the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Note, and that our receipt of the PPP Note is consistent with the broad objectives of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation.

On April 23, 2020, the SBA issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP. The SBA guidance further indicates that borrowers “must make this certification in good faith, taking into account their current business activity and their ability to access other sources of liquidity sufficient to support their ongoing operations in a manner that is not significantly detrimental to the business.” Subsequently, on April 29, 2020 the SBA issued guidance that it will review all PPP loans of more than $2 million, including our PPP Note, following the lender’s submission of the borrower’s loan forgiveness application.

Under PPP, all or a portion of the PPP Note is eligible for forgiveness if we were eligible for the PPP Note, use the loan proceeds for eligible expenses and otherwise satisfy PPP requirements. While we believe we are eligible for the PPP Note, in the event it was determined that we were not eligible for the PPP Note, it is possible we would be required to repay the PPP Note on an accelerated basis, rather than over two years provided under the PPP Note, and at a higher interest rate than 1.000% per annum. If we receive an adverse finding in any audit related to the PPP Note, some or all of the PPP Note might not be forgiven and we could be required to return or repay some or all of the PPP Note, together with interest on the loan, which could reduce our liquidity, and potentially subject us to fines and penalties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Aspire Capital Amended Purchase Agreement

On August 7, 2020, we entered into a First Amendment to our Common Stock Purchase Agreement with Aspire Capital Fund, LLC, or Aspire Capital, originally dated February 19, 2019, (as amended, the “Amended Purchase Agreement”) pursuant to which we have the right to sell to Aspire Capital Fund, LLC, or Aspire Capital, from time to time in our sole discretion up to $30.0 million in shares of our common stock through March 20, 2022, subject to certain limitations and conditions set forth in the Amended Purchase Agreement. The Amended Purchase Agreement also replaces our Common Stock Purchase Agreement, dated March 2, 2018, under which $3.0 million shares of our common stock were issuable as of June 30, 2020.

Under the Amended Purchase Agreement, on any trading day we select, following the filing of the prospectus supplement and the satisfaction of other closing conditions, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, or Purchase Notice, directing Aspire Capital (as principal) to purchase up to 75,000 shares of common stock per trading day, up to an aggregate of $30.0 million of common stock, at a per share price, or the Purchase Price, equal to the lesser of:

•	the lowest sale price of the common stock on the purchase date; or
•	the arithmetic average of the three lowest closing sale prices for our common stock during the 10 consecutive trading days ending on the trading day immediately preceding the purchase date.

The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $500,000, unless otherwise mutually agreed, and upon mutual agreement we may issue up to 2,000,000 shares of common stock under a purchase notice.

In addition, on any date on which we submit a purchase notice to Aspire Capital, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice, or VWAP Purchase Notice, directing Aspire Capital to purchase an amount of common stock equal to up to 30% of the aggregate shares of common stock traded on our principal market on the next trading day, or the VWAP Purchase Date, as we determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for the common stock traded on our principal market on the VWAP Purchase Date.

We may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Amended Purchase Agreement, so long as the most recent purchase has been completed.

The Amended Purchase Agreement provides that we and Aspire Capital will not affect any sales under the Amended Purchase Agreement on any purchase date where the closing sale price of our common stock is less than $0.50. There are no trading volume requirements or restrictions under the Amended Purchase Agreement, and we will control the timing and amount of sales of common stock to Aspire Capital.

The Amended Purchase Agreement provides that the number of shares that may be sold pursuant to the Amended Purchase Agreement will be limited to 4,725,734 shares, or the Exchange Cap, which represents 19.99% of our outstanding shares of common stock as of August 7, 2020, unless stockholder approval or an exception pursuant to the rules of the Nasdaq Capital Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the Amended Purchase Agreement is equal to or greater than $4.11, which was the closing sale price of our common stock immediately preceding the execution of the Amended Purchase Agreement. We are not required or permitted to issue any shares of common stock under the Amended Purchase Agreement if such issuance would breach our obligations under the rules or regulations of the Nasdaq Capital Market.

The Amended Purchase Agreement may be terminated by us at any time, at our discretion, without any cost to us. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the Amended Purchase Agreement. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as directed by us in accordance with the Amended Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Amended Purchase Agreement.

Any proceeds we receive under the Amended Purchase Agreement are expected to be used for general corporate purposes, which may include increasing our working capital, acquisitions or investments in businesses and capital expenditures.

The foregoing description of the Amended Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Purchase Agreement, which is attached hereto as Exhibit 10.2 and incorporated by reference herein.

Troutman Pepper Hamilton Sanders LLP, counsel to the Company, has issued an opinion to the Company, dated August 10, 2020, regarding the validity of the shares of common stock to be issued and sold pursuant to the Amended Purchase Agreement. A copy of the opinion is filed as Exhibit 5.1 to this Annual Report on Form 10-Q.

In connection with entering into the Amended Purchase Agreement, we terminated our sales agreement, dated  December 29, 2017, with Cowen and Company, LLC, effective August 11, 2020.

Item 6.	Exhibits.
(a)	The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

5.1	Opinion of Troutman Pepper Hamilton Sanders LLP	Filed herewith.

10.1	Note dated May 12, 2020, between Recro Pharma, Inc. and PNC Bank, National Association.	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020.

10.2	First Amendment to Common Stock Purchase Agreement, by and between Aspire Capital Fund, LLC and Recro Pharma, Inc., dated August 7, 2020.	Filed herewith.

23.1	Consent of Troutman Pepper Hamilton Sanders LLP (included in Exhibit 5.1)	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECRO PHARMA, INC.

Date: August 10, 2020	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)