Form 10-Q
period 2020-09-30
Recro Pharma, Inc.
filed 2020-11-09
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2020

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

As of November 2, 2020, there were 23,644,631 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$21,487	$19,148
Accounts receivable	13,634	14,389
Contract asset	9,728	8,851
Inventory	11,580	15,072
Prepaid expenses and other current assets	2,492	2,700
Total current assets	58,921	60,160
Property, plant and equipment, net	43,480	42,212
Intangible assets, net	1,345	3,283
Goodwill	4,319	4,319
Other assets	503	485
Total assets	$108,568	$110,459
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$657	$989
Accrued expenses and other current liabilities	4,802	4,324
Current portion of debt	9,458	—
Liabilities of discontinued operation	—	1,172
Total current liabilities	14,917	6,485
Debt, net	108,399	110,319
Other liabilities	385	367
Total liabilities	123,701	117,171
Commitments and contingencies (note 10)
Stockholders’ deficit:
Preferred stock, $0.01 par value. 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value. 50,000,000 shares authorized, 23,644,631 issued and outstanding at September 30, 2020 and 23,312,928 shares issued and outstanding at December 31, 2019	236	233
Additional paid-in capital	207,345	199,938
Accumulated deficit	(222,714)	(206,883)
Total stockholders’ deficit	(15,133)	(6,712)
Total liabilities and stockholders’ deficit	$108,568	$110,459

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands, except share and per share data)	2020	2019	2020	2019
Revenue	$19,287	$25,255	$56,586	$81,576
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	11,741	11,027	41,629	39,518
Selling, general and administrative	4,418	3,990	14,123	16,028
Amortization of intangible assets	646	646	1,938	1,938
Change in warrant valuation	—	160	—	938
Total operating expenses	16,805	15,823	57,690	58,422
Operating income (loss) from continuing operations	2,482	9,432	(1,104)	23,154
Interest expense	(4,609)	(5,057)	(14,727)	(13,823)
(Loss) income from continuing operations	(2,127)	4,375	(15,831)	9,331
Loss on discontinued operations	—	(8,680)	—	(18,450)
Net loss	$(2,127)	$(4,305)	$(15,831)	$(9,119)

(Loss) income per share information:
Basic:
Continuing operations	$(0.09)	$0.19	$(0.67)	$0.42
Discontinued operations	—	(0.38)	—	(0.83)
Total	$(0.09)	$(0.19)	$(0.67)	$(0.41)
Weighted average shares outstanding	23,641,973	22,505,723	23,538,378	22,231,990
Diluted:
Continuing operations	$(0.09)	$0.18	$(0.67)	$0.40
Discontinued operations	—	(0.36)	—	(0.79)
Total	$(0.09)	$(0.18)	$(0.67)	$(0.39)
Weighted average shares outstanding	23,641,973	23,650,113	23,538,378	23,102,158

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
(amounts in thousands, except share data)	Shares	Amount
Balance, December 31, 2019	23,312,928	$233	$199,938	$(206,883)	$(6,712)
Stock-based compensation expense	—	—	3,231	—	3,231
Exercise of stock options, net	37,063	—	(105)	—	(105)
Vesting of restricted stock units, net	105,242	1	(917)	—	(916)
Net loss	—	—	—	(7,692)	(7,692)
Balance, March 31, 2020	23,455,233	234	202,147	(214,575)	(12,194)
Stock-based compensation expense	—	—	2,446	—	2,446
Exercise of stock options, net	105,606	1	378	—	379
Vesting of restricted stock units, net	78,067	1	(31)	—	(30)
Net loss	—	—	—	(6,012)	(6,012)
Balance, June 30, 2020	23,638,906	236	204,940	(220,587)	(15,411)
Stock-based compensation expense	—	—	2,409	—	2,409
Vesting of restricted stock units, net	5,725	—	(4)	—	(4)
Net loss	—	—	—	(2,127)	(2,127)
Balance, September 30, 2020	23,644,631	$236	$207,345	$(222,714)	$(15,133)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
(amounts in thousands, except share data)	Shares	Amount
Balance, December 31, 2018	21,799,961	$218	$168,535	$(188,253)	$(19,500)
Stock-based compensation expense	—	—	2,826	—	2,826
Exercise of stock options, net	29,750	—	185	—	185
Vesting of restricted stock units, net	268,915	3	(865)	—	(862)
Issuance of common stock for equity facility	34,762	—	301	—	301
Net loss	—	—	—	(1,978)	(1,978)
Balance, March 31, 2019	22,133,388	221	170,982	(190,231)	(19,028)
Stock-based compensation expense	—	—	2,359	—	2,359
Exercise of stock options, net	206,625	2	907	—	909
Vesting of restricted stock units, net	74,594	1	(114)	—	(113)
Net loss	—	—	—	(2,836)	(2,836)
Balance, June 30, 2019	22,414,607	224	174,134	(193,067)	(18,709)
Stock-based compensation expense	—	—	1,741	—	1,741
Exercise of stock options, net	186,947	2	1,463	—	1,465
Vesting of restricted stock units, net	12,559	—	(57)	—	(57)
Net loss	—	—	—	(4,305)	(4,305)
Balance, September 30, 2019	22,614,113	$226	$177,281	$(197,372)	$(19,865)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(amounts in thousands)	2020	2019
Cash flows from operating activities, continuing operations:
Net loss	$(15,831)	$(9,119)
Loss on discontinued operations	—	18,450
Adjustments to reconcile income or loss from continuing operations to net cash provided by operating activities, continuing operations:
Stock-based compensation expense	8,086	4,635
Non-cash interest expense	4,222	3,872
Depreciation expense	4,581	4,290
Amortization of intangible assets	1,938	1,938
Change in warrant valuation	—	938
Changes in operating assets and liabilities:
Accounts receivable	755	(3,351)
Contract asset	(877)	(5,442)
Inventory	3,492	(2,223)
Prepaid expenses and other assets	268	(1,033)
Accounts payable, accrued expenses and other liabilities	(234)	1,287
Net cash provided by operating activities, continuing operations	6,400	14,242
Cash flows from investing activities, continuing operations:
Purchases of property and equipment	(5,451)	(7,997)
Purchases of short-term investments	—	(12,020)
Proceeds from maturity of investments	—	12,100
Net cash used in investing activities, continuing operations	(5,451)	(7,917)
Cash flows from financing activities, continuing operations:
Proceeds from issuance of debt, net of original issue discount of $11,400 for the nine months ended September 30, 2019	4,416	43,600
Repayments of debt	(1,100)	—
Payment of deferred financing costs	(78)	(2,936)
Net payments related to vesting and exercise of stock-based awards	(1,185)	(1,029)
Net proceeds related to exercise of stock options	509	2,552
Net cash provided by financing activities, continuing operations	2,562	42,187
Net increase in cash and cash equivalents from continuing operations	3,511	48,512
Discontinued operations:
Cash flows used in operating activities	(1,172)	(37,271)
Cash flows used in investing activities	—	(1,811)
Cash flows used in financing activities	—	(10,000)
Net decrease in cash and cash equivalents from discontinued operations	(1,172)	(49,082)
Cash and cash equivalents, beginning of period	19,148	38,514
Cash and cash equivalents, end of period	$21,487	$37,944
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,662	$10,601
Purchases of property, plant and equipment included in accrued expenses and accounts payable	686	21
Common stock issued under equity facility	—	301

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1)	Background

Recro Pharma, Inc. (the “Company”) was incorporated in Pennsylvania on November 15, 2007. The Company is a leading contract development and manufacturing organization (“CDMO”) with integrated solutions for formulation, analytical services, regulatory support, manufacturing, and packaging of both commercial and development stage oral solid dose drug products. It leverages its formulation and development expertise to develop and manufacture pharmaceutical products using proprietary delivery technologies and know-how for commercial partners who commercialize or plan to commercialize these products. The Company operates in one segment.

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

The Company has incurred net losses since inception and has an accumulated deficit of $222,714 as of September 30, 2020, which is mostly related to activities that are presented as discontinued operations as a result of the spin-off of Baudax Bio. The Company’s future operations are highly dependent on the continued profitability of its manufacturing operations. Management believes that it is probable that the Company will be able to meet its obligations as they become due within one year after the date the financial statements are issued.
(2)	Summary of Significant Accounting Principles
(a)	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. In accordance with SEC rules for interim financial statements, certain information required by U.S. GAAP may be condensed or omitted. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Since the last annual test, the Company has identified the ongoing novel strain of coronavirus (“COVID-19”) pandemic as a potential indicator of impairment. The Company has performed periodic interim impairment testing that has resulted in no impairment of goodwill or other assets. The Company continues to monitor the impact of the COVID-19 pandemic.
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

Research and Development

Research and development revenue includes services associated with formulation, process development, clinical trials materials services, as well as custom development of manufacturing processes and analytical methods for a customer’s non-clinical, clinical and commercial products. Such revenues are recognized at a point in time or over time depending on the nature and particular facts and circumstances associated with the contract terms.

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

The Company is dependent on its relationships with a small number of commercial partners, with its four largest customers having generated 90% or more of its revenues for the periods presented. A portion of the Company’s revenues are dependent on U.S. based customers selling to end-users outside the United States.
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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded as of September 30, 2020 and December 31, 2019.

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

Basic income or loss per common share is determined by dividing net income or loss (the numerator) by the weighted average common shares outstanding during the period (the denominator).

To calculate diluted income or loss per common share, the numerator and denominator are adjusted to eliminate the income or loss and the dilutive effects on shares, respectively, caused by outstanding common stock options, warrants and unvested restricted stock units, using the treasury stock method, if the inclusion of such instruments would be dilutive.

For the periods presented, only the denominators of the 2019 basic per share results were adjusted for the dilutive effects described above. The following table presents those effects:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Weighted average shares outstanding, basic	22,505,723	22,231,990
Dilutive impact of:
Restricted stock units	372,338	326,330
Stock options	642,255	453,470
Warrants	129,797	90,368
Weighted average shares outstanding, diluted	23,650,113	23,102,158

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Restricted stock units	895,573	1,875	640,300	3,425
Stock options	3,577,118	1,897,356	2,472,898	2,955,520
Warrants	348,664	350,000	348,664	350,000

Amounts in the table above reflect the common stock equivalents of the noted instruments.
(k)	Recent Accounting Pronouncements

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

On November 21, 2019 (the “Distribution Date”), the Company completed the separation (the “Separation”) of its former Acute Care business by distributing to the Company’s shareholders on a pro rata basis all of the issued and outstanding common stock of Baudax Bio, the entity the Company incorporated to hold such businesses. To effect the Separation, the Company distributed to its shareholders one share of Baudax Bio common stock for every 2.5 shares of the Company’s common stock outstanding as of November 15, 2019, the record date for the distribution. Fractional shares of Baudax Bio common stock that otherwise would have been distributed were aggregated and sold into the public market and the proceeds distributed to the Company’s shareholders. Additionally, in connection with the Separation, the Company contributed $19,000 of cash to Baudax Bio, retained significant net operating loss carryforwards and was released from significant milestone and royalty payment obligations.

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

The following table presents the expenses of the Acute Care business that are included within loss on discontinued operations:
	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating expenses:
Research and development	$1,845	$18,579
Selling, general and administrative	2,889	15,027
Change in contingent consideration valuation	3,909	(15,242)
Total operating expenses	8,643	18,364
Other expense, net	(37)	(86)
Loss on discontinued operations	$(8,680)	$(18,450)

(4)	Fair Value of Financial Instruments

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” for fair value measurement recognition and disclosure purposes for its financial assets and financial liabilities that are remeasured and reported at fair value each reporting period. The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term investments and certain warrants. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. Categorization is based on a three-tier valuation hierarchy, which prioritizes the inputs used in measuring fair value, as follows:

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

Items measured at fair value on a recurring basis

Cash equivalents of $15,248 and $11,609 at September 30, 2020 and December 31, 2019, respectively, consisted entirely of money market mutual funds whose fair value were determined using Level 1 measurements.

Fair value disclosures

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of September 30, 2020, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses and approximate fair value due to the short-term nature of these instruments.

The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of its debt, a level 2 measurement, approximated fair value at September 30, 2020 as (i) the terms of borrowings under the Credit Agreement are equivalent to the terms of other borrowings currently available to the Company; and (ii) the fair value of the PPP Note, which carries a fixed interest rate below market, is not materially different from its carrying value.
(5)	Inventory

Inventory is stated at the lower of cost and net realizable value. Included in inventory are raw materials and work-in-process used in the production of commercial products. Items are issued out of inventory using the first-in, first-out method.

Inventory was as follows:

	September 30, 2020	December 31, 2019
Raw materials	$3,372	$3,240
Work in process	5,790	6,430
Finished goods	2,906	5,892
Inventory, prior to provision	12,068	15,562
Provision for inventory obsolescence	(488)	(490)
Inventory	$11,580	$15,072

Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Inventory is primarily ordered to meet specific customer orders and largely reflects demand. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration and quality concerns.

(6)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	September 30, 2020	December 31, 2019
Land	$3,263	$3,263
Building and improvements	20,900	20,900
Furniture, office and computer equipment	5,869	5,847
Manufacturing equipment	38,635	35,699
Construction in progress	3,620	729
Property, plant and equipment, gross	72,287	66,438
Less: accumulated depreciation	(28,807)	(24,226)
Property, plant and equipment, net	$43,480	$42,212

Depreciation expense for the three months ended September 30, 2020 and 2019 was $1,573 and $1,506, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $4,581 and $4,290, respectively.

(7)	Intangible Assets

The following table presents the components of our royalties and contract manufacturing relationships asset, which was the only class of intangible asset for the periods presented:

	September 30, 2020	December 31, 2019
Cost	$15,500	$15,500
Accumulated amortization	(14,155)	(12,217)
Net intangible assets	$1,345	$3,283

Amortization expense was $646 for the three months ended September 30, 2020 and 2019 and $1,938 for the nine months ended September 30, 2020 and 2019.

At September 30, 2020, future amortization expense was as follows:

Amortization
Remainder of 2020	$645
2021	700
Total	$1,345

(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
Payroll and related costs	$1,409	$2,958
Contract liabilities (see note 13)	1,342	337
Property, plant and equipment	618	88
Professional and consulting fees	594	370
Other	839	571
Total	$4,802	$4,324

(9)	Debt

The carrying value of debt consists of the following as of September 30, 2020:

	Term loans under Credit Agreement	PPP Note	Total
Principal balance outstanding	$125,000	$3,316	$128,316
Unamortized deferred issuance costs	(11,098)	—	(11,098)
Exit fee accretion	639	—	639
Total debt	114,541	3,316	117,857
Current portion of debt	(9,090)	(368)	(9,458)
Debt, net	$105,451	$2,948	$108,399

The following table presents the maturity of debt principal (including exit fee):

	Term loans under Credit Agreement	PPP Note	Total
2021	$12,120	$1,474	$13,594
2022	12,120	1,842	13,962
2023	102,010	—	102,010
Total debt	$126,250	$3,316	$129,566

Term Loans under Credit Agreement

The Company is currently party to a $125,000 credit agreement (the “Credit Agreement”) with Athyrium Opportunities III Acquisition LP (“Athyrium”), which has been fully drawn. The Credit Agreement requires the Company to repay the outstanding principal amount in quarterly installments of $3,030 (including the exit fee discussed below) beginning on March 31, 2021 with the outstanding principal balance plus the exit fee due on March 31, 2023. See note 16 for subsequent event disclosure.

The term loans under the Credit Agreement bear interest at a rate equal to the three-month LIBOR rate, with a 1% floor plus 9.75% per annum. The Company will have to pay a 1% exit fee on all repayments, which is, in the aggregate, $1,250 at the current outstanding loan balance, and is being accreted to the carrying amount of the debt using the effective interest method over the term of the loan. In addition, if there is an early repayment, there is a sliding scale of prepayment penalties beginning with a 10% penalty and including a make-whole interest payment. No prepayment penalties are assessed for payments made after March 31, 2022.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis, including maintaining a permitted leverage ratio (which is the Company’s indebtedness under the Credit Agreement divided by EBITDA, each as defined in the Credit Agreement) of 5.00:1.00. As of September 30, 2020, the Company was in compliance with the leverage ratio covenant under the Credit Agreement, as amended (see note 16).

In connection with the Credit Agreement, the Company issued warrants to each of Athyrium and its affiliate, Athyrium Opportunities II Acquisition LP (“Athyrium II”), to purchase an aggregate of 348,664 shares of the Company’s common stock with an exercise price of $6.84 per share at September 30, 2020. See note 11(d) for additional information. The warrants are exercisable through November 17, 2024. The initial fair value of the warrant and revaluation adjustment in 2018 from the repricing of the warrants of $2,232 was recorded as a debt issuance cost.

In addition, the Company has recorded deferred issuance costs totaling $19,275, which along with the fair value of warrants, are being amortized using the effective interest method over the term of the Credit Agreement. Debt issuance cost amortization is included in interest expense within the Consolidated Statements of Operations. As of September 30, 2020, the effective interest rate was 14.83%, which takes into consideration the non-cash accretion of the exit fee and the amortization of the deferred issuance costs.

The Company recorded debt issuance cost amortization related to the Credit Agreement of $1,235 and $1,384 for the three months ended September 30, 2020 and 2019, respectively, and $4,002 and $3,746 for the nine months ended September 30, 2020 and 2019, respectively.

Paycheck Protection Program (“PPP”) Note

On May 12, 2020, the Company entered into a $4,416 promissory note with PNC Bank under the Small Business Administration (“SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act,” collectively the “PPP Note”). The PPP Note was subsequently amended by PNC Bank on August 20, 2020 because of changes to the laws governing the Paycheck Protection Program.

The note has a two-year term, matures on May 12, 2022 and bears interest at a stated rate of 1.0% per annum. However, principal and interest due under the note may be forgiven in part or in whole if the Company meets certain requirements described below. To the extent not forgiven, monthly principal and interest payments would commence on the earlier of September 15, 2021 or the date on which a forgiveness decision is received from PNC Bank. The note requires no collateral or guarantees, nor did the Company pay any fees to acquire the note. The note provides for customary events of default, including, among others, failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay principal at any time without incurring any prepayment charges. On May 18, 2020, which fell within a safe-harbor period established by the SBA, the Company prepaid $1,100 of the note in order to comply with the SBA’s limitations on the amount that could be borrowed at that time. Certifications made with respect to loan amounts repaid during this safe harbor period are deemed to have been made in good faith.

The PPP Note may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of note proceeds for payroll costs, rent, utilities and other expenses, and at least 60% of the note proceeds must be used for payroll costs as defined by the CARES Act. Any forgiveness of the note will be subject to approval by both the SBA and PNC Bank of an application for forgiveness, which the Company submitted on October 6, 2020. SBA and PNC Bank must provide the Company the forgiveness decision no later than March 5, 2021. Should the Company meet the requirements for forgiveness, it would extinguish the note upon receiving legal release from PNC Bank and record a gain on extinguishment in that period.
(10)	Commitments and Contingencies

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

On May 31, 2018, a securities class action lawsuit (the “Securities Litigation”) was filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by the Company concerning the New Drug Application (“NDA”) for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, the Company filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, the Company filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to the Company’s motion to dismiss on August 17, 2020. On September 16, 2020, the Company filed a reply in support of its motion to dismiss. In connection with the separation of Baudax Bio, Baudax Bio accepted assignment by the Company of all of its obligations in connection with the Securities Litigation and agreed to indemnify it for all liabilities related to the Securities Litigation. The Company and Baudax Bio believe that the lawsuit is without merit and intend to vigorously defend against it.

Purchase Commitments

As of September 30, 2020, the Company had outstanding non-cancelable purchase commitments in the aggregate amount of $5,801 related to inventory, capital expenditures, the transition services agreement (see note 14) and other goods and services.
(11)	Capital Structure
(a)	Common Stock

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

On December 29, 2017, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company could sell from time to time, at its option, shares of its common stock, $0.01 par value per share, having an aggregate offering price of up to $40,000 through Cowen, as the placement agent. The Company sold no shares of common stock under the Sales Agreement, which terminated on August 11, 2020.

(b)	Aspire Common Stock Purchase Agreements

On March 2, 2018, the Company entered into a Common Stock Purchase Agreement (the “2018 Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth in the 2018 Purchase Agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate of $20,000 of shares of the Company’s common stock over the approximately 30-month term of the 2018 Purchase Agreement. On the execution of the 2018 Purchase Agreement, the Company agreed to issue 33,040 shares of common stock to Aspire Capital as consideration for entering into the 2018 Purchase Agreement. The Company sold 1,950,000 shares of common stock under the 2018 Purchase Agreement for proceeds of $16,999, at an average per share price of $8.72, all of which transactions occurred during 2018. The 2019 Purchase Agreement, as defined below, replaces the 2018 Purchase Agreement.

On February 19, 2019, the Company entered into a common stock purchase agreement (the “2019 Purchase Agreement”) with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate of $20,000 of its shares of common stock over the approximately 30-month term of the 2019 Purchase Agreement. On the execution of the 2019 Purchase Agreement, the Company agreed to issue 34,762 shares of common stock to Aspire Capital as consideration for entering into the 2019 Purchase Agreement. On August 7, 2020, the Company entered into a First Amendment to the 2019 Purchase Agreement with Aspire Capital (the “Amended Purchase Agreement”) which amended the 2019 Purchase Agreement to, among other things, increase the aggregate amount of shares of common stock Aspire is committed to purchase to $30,000 and extend the term of the 2019 Purchase Agreement to March 20, 2022. As of September 30, 2020, the Company did not have any sales of common stock under the Amended Purchase Agreement.

(c)	Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, with a par value of $0.01 per share. As of September 30, 2020, no preferred stock was issued or outstanding.

(d)	Warrants

At September 30, 2020, 348,664 warrants were outstanding to purchase shares of the Company’s common stock. The warrants are held by Athyrium, equity-classified, exercisable at $6.84 per share and expire in November 2024. In connection with an amendment to the Credit Agreement in November 2020 (see note 16), the exercise price of the warrants was reduced to $1.73.

During March 2019, the warrant to purchase 140,000 shares originally issued to Aegis Capital Corporation, which was equity-classified, was forfeited upon expiration.

In November 2019, the warrant to purchase 350,000 shares issued to Alkermes plc, which was liability classified as it contained a contingent net cash settlement feature, was exercised on a cashless basis, with Alkermes plc surrendering 165,673 shares to cover the aggregate exercise price, resulting in the issuance of 184,327 shares of common stock based on the closing bid price of the Company’s common stock on November 8, 2019 of $17.45.
(12)	Stock-Based Compensation

In October 2013, the Company established the 2013 Equity Incentive Plan (the “2013 Plan”), which allows for the grant of stock options, stock appreciation rights and stock awards for a total of 600,000 shares of common stock. In June 2015, the Company’s shareholders approved the Amended and Restated Equity Incentive Plan (the “2015 A&R Plan”), which amended and restated the 2013 Plan and increased the aggregate amount of shares available for issuance to 2,000,000. In May 2018, the Company’s shareholders approved the 2018 Amended and Restated Equity Incentive Plan (the “A&R Plan”), which amended and restated the 2015 A&R Plan to increase the aggregate amount of shares available for issuance to 8,119,709. At September 30, 2020, the total number of shares authorized under the A&R Plan was 9,281,402, of which 3,446,933 shares were available for future grants. On December 1st of each year, pursuant to the “Evergreen” provision of the A&R Plan, the number of shares available under the plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year.

Stock options

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years.

The following table presents information about the fair value of stock options granted:

	Nine months ended September 30,
	2020	2019
Weighted average grant date fair value	$8.24	$8.14
Assumptions used to determine fair value:
Range of expected option life	5.5 - 6 years	5.5 - 6 years
Expected volatility	75 - 81%	79 - 82%
Risk-free interest rate	0.3 - 1.4%	1.6 - 2.7%
Expected dividend yield	—	—

The intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $1,058 and $1,710, respectively.

The following table presents information about stock option balances and activity:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life
Balance, December 31, 2019	3,695,649	$7.97
Granted	347,750	12.34
Exercised	(178,747)	4.52
Forfeited or expired	(166,530)	8.52
Balance, September 30, 2020	3,698,122	8.52	$—	6.6 years
Exercisable	2,545,003	8.14	—	5.8 years

Included in the table above are 438,000 options outstanding as of September 30, 2020 that were granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Restricted stock units

Restricted stock units (“RSUs”) generally vest over four years. The fair value of RSUs on the date of grant is measured as the closing price of our common stock on that date. The weighted average grant-date fair value of RSUs awarded to employees during the nine months ended September 30, 2020 and 2019 was $15.11 and $8.12, respectively. The fair value of RSUs vested during the nine months ended September 30, 2020 and 2019 was $3,246 and $4,142, respectively.

The following table summarizes RSU activity during the nine months ended September 30, 2020:
	Number of shares	Weighted average grant date fair value
Balance, December 31, 2019	1,197,502	$10.92
Granted	274,775	15.11
Vested	(249,057)	9.18
Forfeited	(318,466)	8.96
Balance, September 30, 2020	904,754	13.36

Included in the table above are 9,625 time-based RSUs outstanding as of September 30, 2020 that were granted outside the plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Other information

Stock-based compensation expense from continuing operations for the nine months ended September 30, 2020 and 2019 was $8,086 and $4,635, respectively. Of these amounts, $2,293 and $933, respectively, were classified as cost of sales and $5,793 and $3,702, respectively, were classified as selling, general and administrative expenses.

For the nine months ended September 30, 2020, stock-based compensation expense includes awards issued to the Company’s employees as well as Baudax Bio employees that continue to provide services to the Company through the transition services agreement (See note 3). For the nine months ended September 30, 2019, additional stock-based compensation expense of $2,291 is included in amounts presented in the line item “Loss from discontinued operations” on the Company’s Consolidated Statements of Operations.

In conjunction with the Separation, the employment of certain of the Company’s employees was transferred to Baudax Bio pursuant to the Employee Matters Agreement dated November 20, 2019 by and between the Company and Baudax Bio. In accordance with the terms of the Employee Matters Agreement, the Recro equity grants held by such former employees continue to vest in accordance with their respective vesting schedules. Any stock-based compensation expense with respect to former employees who continue to vest based on their employment service at Baudax but no longer provide services to the Company is not reflected in the Company’s financial statements.

As of September 30, 2020, there was $8,312 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 2.2 years. As of September 30, 2020, there was $2,632 of unrecognized compensation expense related to unvested performance-based RSUs. The performance-based RSUs will be expensed if the performance criteria are achieved or become probable of being achieved.
(13)	Revenue Recognition

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

The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities
Balance at beginning of period	$8,851	$337
Changes to the beginning balance of contract assets arising from:
Reclassification to receivables as a result of rights to consideration becoming unconditional	(13,193)	—
Changes in estimate	4,540	—
Contract assets recognized since beginning of period, net of reclassification to receivables and changes in estimates	9,530	—
Changes to contract liabilities:
Cash received in advance of contract performance	—	3,606
Revenue recognized	—	(2,601)
Balance at end of period	$9,728	$1,342

The following table disaggregates revenue by timing of revenue recognition:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Point in time	$17,827	$24,200	$53,247	$79,581
Over time	1,460	1,055	3,339	1,995
Total	$19,287	$25,255	$56,586	$81,576

The Company’s payment terms for manufacturing revenue and development services are typically 30 to 45 days. Royalty revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.
(14)	Leases

The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Options to extend the lease are included in the lease term if the options are reasonably certain to be exercised. Operating lease expense is recognized on a straight-line basis over the lease term. Operating lease assets, current liabilities and noncurrent liabilities are classified as other assets, other current liabilities and other liabilities, respectively, on the balance sheet.

The Company is a party to a seven-year operating lease for a development facility in Georgia that ends in 2025 and immaterial operating leases for a storage area and office equipment. The development facility lease includes options to extend the lease for up to 15 additional years, none of which are included in the lease term. Short-term and variable lease costs were not material for the periods presented. The development facility lease does not provide an implicit rate, so the Company uses its incremental borrowing rate to discount the lease liability.

Undiscounted future lease payments for the development lease, which was the only material noncancelable lease at September 30, 2020, were as follows:

September 30, 2020
Remainder of 2020	$39
2021	156
2022	156
2023	156
2024	156
2025 and thereafter	91
Total lease payments	754
Less imputed interest	(224)
Total operating lease liabilities	$530

At September 30, 2020, the weighted average remaining lease term was 4.7 years, and the weighted average discount rate was 16%.

Operating lease cost for the three months ended September 30, 2020 and 2019 was $76 and $80, respectively. Operating lease cost for the nine months ended September 30, 2020 and 2019 was $234 and $240, respectively.

(15)	Related Party Transactions

Baudax Bio is a related party to the Company. As part of the Separation, the Company entered into a transition services agreement with Baudax Bio. Under the transition services agreement, Baudax Bio provides certain services to the Company, each related to corporate functions which are charged to the Company. Additionally, the Company may incur expenses that are directly related to Baudax Bio after the Separation, which are billed to Baudax Bio. Our continuing involvement with Baudax Bio as a result of the transition services agreement is expected to end by late 2020, unless extended. During the three and nine months ended September 30, 2020, the Company recorded expense of $516 and $1,548, respectively, related to its transition services agreement with Baudax Bio. These expenses are included in selling, general and administrative expenses on the Company’s Consolidated Statements of Operations. The Company recorded a net receivable of $39 and a net payable of $273 for such activities and other activity with Baudax Bio as of September 30, 2020 and December 31, 2019, respectively.
(16)	Subsequent Events

In November 2020, the Company amended the Credit Agreement (see note 9). Pursuant to the amendment: (i) required quarterly repayments of $3,030 were deferred by one year, with such repayments beginning on March 31, 2022; (ii) effective September 30, 2020, the calculation of the leverage ratio was amended to exclude qualifying cash balances from indebtedness and to include certain additional adjustments to earnings; (iii) effective September 30, 2020, the permitted leverage ratio was increased to 5.60:1.00 through and including the fourth quarter of 2021, after which time the leverage ratio returns to 5.00:1.00; (iv) the permitted minimum liquidity amount was decreased to $10,000 through March 31, 2021, after which the minimum liquidity amount returns to $12,000 until maturity; and (v) the exercise price of the Athyrium warrants was reduced from $6.84 to $1.73. In connection with the amendment, the Company paid an amendment fee of $260 and prepaid $9,090 of principal and exit fee without penalty.

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
•

our ability to maintain or expand our relationships, profitability and contracts with our key commercial partners, including the impact of changes in consumer demand for the products we manufacture for our commercial partners;

•	our ability to grow and diversify our business with new customers, including our ability to meet desired project outcomes with development customers;
•	the extent to which the ongoing COVID-19 pandemic continues to disrupt our business operations and financial condition and the business operations and financial condition of our customers;
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

•	our ability to obtain and maintain patent protection for applicable products and defend our intellectual property rights against third-parties;
•	pharmaceutical industry market forces that may impact our commercial customers’ success and continued demand for the products we produce;
•	our ability to recruit or retain key scientific, technical, business development, and management personnel and our executive officers; and
•

our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including Good Manufacturing Practice, or cGMP, compliance and U.S. Drug Enforcement Agency, or DEA, compliance and other relevant regulatory authorities applicable to our business.

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

You should also read carefully the factors described in the “Risk Factors” included in Part II, Item 1A of this Quarterly Report, Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 4, 2020, or the 2019 Annual Report, Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 filed with the SEC on May 11, 2020, or the Q1 Quarterly Report, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2020 filed with the SEC on August 10, 2020, or the Q2 Quarterly Report, to better understand significant risks and uncertainties inherent in our business and underlying any forward-looking statements. As a result of these factors, actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this report and you should not place undue reliance on any forward-looking statements.

Overview

We are a leading contract development and manufacturing organization, or CDMO, with integrated solutions for formulation, analytical services, regulatory support, manufacturing and packaging of both commercial and development stage oral solid dose drug products. We have operated through a single CDMO business segment since the completion of the spin-off of our historical Acute Care business segment, which developed products for hospital and other acute care settings, on November 21, 2019.

We leverage our formulation expertise to develop and manufacture pharmaceutical products using our proprietary delivery technologies and other manufacturing services for commercial and development-stage partners who commercialize or plan to commercialize these products. These collaborations can result in revenue streams including manufacturing, royalties, profit sharing, and development. We operate a 97,000 square foot, DEA-licensed manufacturing facility in Gainesville, Georgia, as well as a 24,000 square foot development and high potency product facility in Gainesville, Georgia. We currently develop and/or manufacture the following key products with our key commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM Verapamil SR and Zohydro ER®, as well as provide CDMO services for supporting development stage products.

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

In the second quarter of 2020, we launched a new clinical trials materials , or CTM, and logistics business. Our capabilities include on-demand services for innovative trial design and direct-to-patient supply logistics such as (i) clinical trial drug manufacturing, double-blind packaging and distribution services and (ii) specialized services related to the development and GMP manufacturing of high potency products. We also can provide non-clinical formulations, Active Pharmaceutical Ingredient (API) characterization, over-encapsulation and other commercial manufacturing and packaging services. We also made additional capital improvements to support a new tech transfer project for a commercial product and believe the equipment will be useful for other future commercial projects.

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

Operations. We have instituted protocols to have appropriate personnel work remotely and have implemented strict social distancing and other protective measures for those employees continuing to support essential operations at our work locations in order to ensure the health of our employees while continuing to provide critical products. Our sales, manufacturing and development efforts have continued since the outbreak of the pandemic. Our cost of sales has increased as a percentage of revenues in part due to lower commercial manufacturing volumes, and the related impact on fixed costs expensed through cost of sales, despite making reductions in the work force and implementing cost saving measures. There are also some incremental expenses associated with safe practices for our organization due to COVID-19.

Business Development. We successfully launched our new CTM offering in the second quarter. We have seen greater interest in this service from multiple current and prospective clients, and early work has resulted in expanded proposal scope. In other sectors, we have experienced lower than expected new development business growth, which we believe is primarily attributable to COVID-19. Concerns surrounding COVID-19 have resulted in our adoption of new methods for meeting and contacting customers, have slowed customer access, and have caused delays in plans for development services by some customers and prospects for a variety of reasons, such as concerns about the timing of clinical trials.

Manufacturing Demand. We believe that there has been lower end-user demand for some of the commercial products we manufacture for our customers due to the effects of COVID-19. Third party national data demonstrates that there has been a meaningful impact of COVID-19 on the reduction of total prescriptions filled by patients across most therapeutic areas, including chronic cardiovascular and pediatric medications.

Our sales and manufacturing operations have been disrupted as a result of the pandemic because of production slowdowns, stoppages, or decreased demand for the products we manufacture, and we expect such disruptions to continue through the remainder of the year. Given the uncertain scope and duration of the pandemic, the extent to which the pandemic will continue to impact our financial results remains uncertain in terms of manufacturing volumes and certain profit sharing results, even when our partners have not experienced loss of market share, in part due to reduced total prescription (TRx) rates for many chronic therapeutics. However, we will continue to monitor the situation closely, we have taken steps to reduce costs and drive more new business, and we are actively evaluating various ways to further conserve operational resources.

Financial Overview

Recent Developments

Some recent developments have occurred that have impacted and are expected to continue to impact full year expected results, including:

•

Third party data has shown a decrease in prescriptions filled during COVID-19 for the first nine months of 2020 for a number of the commercial products we manufacture for our customers. We continue to see the COVID-19 pandemic resulting in lower end-user demand for our manufacturing services and inventory rebalancing by our commercial partners with respect to these products, especially since the duration of the COVID-19 pandemic and its impacts are not predictable at this time.

•

With regard to the previously reported return to the market of a competitor to one of our key customers for certain product strengths that had previously been out of the market, this product has recovered to an observed percentage of approximately 50% market share. While total unit volumes have declined during COVID-19, relative market share has remained steady for both parties. This has negatively impacted both anticipated manufacturing volumes and profit sharing for this key customer.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of salaries and related costs for corporate administrative, public company costs, and business development personnel as well as legal, patent-related and consulting fees. Public company costs include compliance, auditing services, tax services, insurance and investor relations. We expect our business development expenses to increase in 2020, compared to prior year, as we continue to expand our business development team in various geographies in support of our new offerings, in anticipation of business growth from new formulation, development and CTM capabilities.

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

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

	Three months ended September 30,
(in millions)	2020	2019
Revenue	$19.3	$25.3
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	11.7	11.0
Selling, general and administrative	4.5	4.1
Amortization of intangible assets	0.6	0.6
Change in warrant valuation	—	0.2
Total operating expenses	16.8	15.9
Operating income from continuing operations	2.5	9.4
Interest expense	(4.6)	(5.0)
(Loss) income from continuing operations	(2.1)	4.4
Loss on discontinued operations	—	(8.7)
Net loss	$(2.1)	$(4.3)

Revenue. The decrease of $6.0 million was primarily the result of customer ordering patterns in the prior year and the loss of Verapamil SR market share by a commercial partner in the first quarter of 2020 due to the re-entry of a competitor (Mylan). Our commercial partner has sustained its market position for Verapamil SR capsules since the end of the first quarter of 2020. The COVID-19 pandemic has resulted in decreased end-user demand, inventory rebalancing by our commercial partners and slower than expected new business starts. Higher revenues from our new business growth activities has partially offset the decrease, including a significant new commercial product tech transfer project.

Cost of sales. The increase of $0.7 million was not proportionate to the decrease in revenue primarily due to lower commercial manufacturing volumes and the related impact on fixed costs expensed through cost of sales, despite making reductions in the work force and implementing cost saving measures.

Selling, general and administrative. The increase of $0.4 million was primarily related to our new business efforts and the launch of the CTM business.

Amortization of intangible assets. Amortization expense was $0.6 million for both periods which was related to the amortization of the CDMO royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Change in warrant valuation. Previously, certain warrants were outstanding whose fair value was remeasured each period with changes in fair value recognized in earnings. The last of those warrants were exercised in November 2019.

Interest expense. The decrease of $0.4 million was primarily due to a decrease in the LIBOR base rate of interest on our term loans under the Credit Agreement with Athyrium.

Discontinued operations. In November 2019, our former Acute Care business was spun-out from us through our former wholly-owned subsidiary, Baudax Bio. As a result, that business’s results are included in the 2019 period but not the 2020 period.

Comparison of the nine months ended September 30, 2020 and 2019

	Nine months ended September 30,
(in millions)	2020	2019
Revenue	$56.6	$81.6
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	41.6	39.5
Selling, general and administrative	14.2	16.1
Amortization of intangible assets	1.9	1.9
Change in warrant valuation	—	0.9
Total operating expenses	57.7	58.4
Operating (loss) income from continuing operations	(1.1)	23.2
Interest expense	(14.7)	(13.9)
(Loss) income from continuing operations	(15.8)	9.3
Loss on discontinued operations	—	(18.4)
Net loss	$(15.8)	$(9.1)

Revenue. The decrease of $25.0 million was primarily the result of customer ordering patterns in the prior year and the loss of Verapamil SR market share by a commercial partner in the first quarter of 2020 due to the re-entry of a competitor. Our commercial partner has sustained its market position for Verapamil SR capsules since the end of the first quarter of 2020. The COVID-19 pandemic has resulted in decreased end-user demand, inventory rebalancing by our commercial partners and slower than expected new business starts. Higher revenues from our new business growth activities has partially offset the decrease, including a significant new commercial product tech transfer project.

Cost of sales. The increase of $2.1 million was not proportionate to the decrease in revenue primarily due to lower commercial manufacturing volumes and the related impact on fixed costs expensed through cost of sales, despite making reductions in the work force and implementing cost saving measures, as well as increased cost of development sales on higher revenues. Cost savings generated from these activities are expected to continue into 2021.

Selling, general and administrative. The decrease of $1.9 million was primarily related to lower public company costs, which were partially offset by our new business efforts and the launch of the CTM business.

Amortization of intangible assets. Amortization expense was $1.9 million for both periods, which was related to the amortization of the CDMO royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Change in warrant valuation. Previously, certain warrants were outstanding whose fair value was remeasured each period with changes in fair value recognized in earnings. The last of those warrants were exercised in November 2019.

Interest expense. The increase of $0.8 million was primarily due to additional term loan borrowings under the Credit Agreement with Athyrium in the first quarter of 2019.

Discontinued operations. In November 2019, our former Acute Care business was spun-out from us through our former wholly-owned subsidiary, Baudax Bio. As a result, that business’s results are included in the 2019 period but not the 2020 period.

Liquidity and Capital Resources

At September 30, 2020, we had $21.5 million in cash and cash equivalents.

Since our inception through September 30, 2020, we have financed our product development, operations and capital expenditures primarily from sales of equity and debt securities, and term loans made under our previous and existing credit facilities. During the nine months ended September 30, 2020, our capital expenditures were $5.2 million and primarily related to equipment and facility modifications to support a new customer.

We are currently party to a $125,000 credit agreement with Athyrium Opportunities III Acquisition LP, or the Credit Agreement, which has been fully drawn. The Credit Agreement requires us to repay the outstanding principal amount in quarterly installments of $3.0 million (including exit fee) beginning on March 31, 2021 with the remaining outstanding principal balance due on March 31, 2023. Additional details about the Credit Agreement are provided in note 9 to the consolidated financial statements included in Part I, Item 1 in this Form 10-Q.

In November 2020, we entered into an amendment to the Credit Agreement, or the Fourth Amendment. Pursuant to the Fourth Amendment: (i) required quarterly repayments of $3.0 million were deferred by one year, with such repayments beginning on March 31, 2022; (ii) effective September 30, 2020, the calculation of the leverage ratio was amended to exclude qualifying cash balances and to include certain additional adjustments to earnings; (iii) effective September 30, 2020, the permitted leverage ratio was increased to 5.60:1.00 through and including the fourth quarter of 2021, after which time the leverage ratio returns to 5.00:1.00; (iv) the permitted minimum liquidity amount was decreased to $10.0 through March 31, 2021, after which the minimum liquidity amount returns to $12.0 until maturity; and (v) the exercise price of the Athyrium warrants was reduced from $6.84 to $1.73. In connection with the Fourth Amendment, we paid an amendment fee of $0.3 million and prepaid $9.1 million of principal and exit fee without penalty.

We are also party to a $3.3 million PPP Note which has a two-year term and matures on May 12, 2022. On October 6, 2020, we applied for forgiveness of the PPP Note. We expect that the full $3.3 million balance of the PPP Note will be forgiven, which would result in a $3.3 million gain on extinguishment of debt being recognized in earnings as early as the fourth quarter of 2020. However, no assurance can be given that the balance of the PPP Note will be forgiven, in part or in whole. Additional details about the PPP Note are provided in note 9 to the consolidated financial statements included in Part I, Item 1 in this Form 10-Q.

On February 19, 2019, we entered into a common stock purchase agreement, or the 2019 Purchase Agreement, with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth in the 2019 Purchase Agreement, Aspire Capital is committed to purchase, at our sole election, up to an aggregate of $20 million of our shares of common stock over the approximately 30-month term of the 2019 Purchase Agreement. In August 2020, we entered into a First Amendment to the 2019 Purchase Agreement with Aspire Capital, or the Amended Purchase Agreement, which amended the 2019 Purchase Agreement to, among other things, increase the aggregate amount of shares of common stock Aspire is committed to purchase to $30 million and extend the term of the 2019 Purchase Agreement to March 20, 2022. As of September 30, 2020, we did not have any sales of common stock under the Amended Purchase Agreement. Additional details about the Amended Purchase Agreement are provided in note 11 to the consolidated financial statements included in Part I, Item 1 in this Form 10-Q.

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

Sources and Uses of Cash

	Nine months ended September 30,
(amounts in millions)	2020	2019
Net cash provided by (used in) continuing operations:
Operating activities	$6.4	$14.2
Investing activities	(5.5)	(7.9)
Financing activities	2.6	42.2
Net cash provided by continuing operations	$3.5	$48.5

Net cash used in discontinued operations	$(1.2)	$(49.1)

Continuing operations

Cash flows from operating activities represents our income or loss from continuing operations as adjusted for stock-based compensation, depreciation, non-cash interest expense, changes in fair value of warrants and amortization of intangibles, as well as changes in operating assets and liabilities.

Net cash used in investing activities for the current period related to capital expenditures to scale and support our expansion of capabilities and for the prior period reflected cash used for net purchases of short-term investments and for the purchases of property and equipment.

Net cash provided by financing activities for the current period included $4.4 of proceeds from a PPP Note offset by a $1.1 million repayment, which was within the safe harbor time period for repayment established by the Small Business Administration. Certifications made with respect to loan amounts repaid during this safe harbor period are deemed to have been made in good faith. Additionally, in the current period we used net cash of $0.7 million to settle stock-based awards. Net cash provided by financing activities for the prior period included proceeds from debt of $43.6 million partially offset by deferred financing costs of $2.9 million.

Discontinued operations

Net cash used in discontinued operations for the current period was used to settle outstanding liabilities related to our Acute Care business and for the prior period was used primarily to fund the research activities of our Acute Care business.

Forward-looking factors

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	the extent to which we in-license, acquire or invest in products, businesses and technologies;
•	the timing and extent of our manufacturing and capital expenditures;
•	our ability to maintain or expand our relationships and contracts with our commercial partners;
•	our ability to grow and diversify our business with new customers, including our ability to meet desired project outcomes with development customers;
•	our ability to regain profitability;
•	our ability to comply with stringent U.S. & foreign government regulation in the manufacture of pharmaceutical products, including cGMP and U.S. DEA requirements;
•	our ability to raise additional funds through equity or debt financings or sale of certain assets;
•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims; and

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

Contractual Commitments

The table below reflects our contractual commitments as of September 30, 2020:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1):
Principal	$129.6	$9.5	$120.1	$—	$—
Interest	30.8	13.3	17.5	—	—
Purchase obligations (2):	5.8	5.8	—	—	—
Operating leases (3)	0.8	0.2	0.3	0.3	—
Total	$167.0	$28.8	$137.9	$0.3	$—
(1)

Debt obligations consist of principal, an exit fee of 1% of that principal, and interest on $125.0 million of outstanding term loans under our credit facility with Athyrium in addition to principal and interest on $3.3 of outstanding borrowings under the PPP Note. Because the Athyrium term loans bear interest at a variable rate based on LIBOR, we estimated future interest commitments utilizing the LIBOR rate as of September 30, 2020. In accordance with U.S. GAAP, the future interest obligations are not recorded on our Consolidated Balance Sheet. See note 9 to the consolidated financial statements included in Part I, Item 1 in this Form 10-Q.

(2)

Purchase obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures, the transition services agreement costs and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our consolidated balance sheets. See note 10 to the Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q.

(3)

We are party to certain operating leases, including a seven-year operating lease for a development facility in Georgia that ends in 2025. See note 14 to the consolidated financial statements included in Part I, Item 1 in this Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 Annual Report. There have been no significant changes to those critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our assessment of its sensitivity to market risk described in the “Quantitative and Qualitative Disclosures About Market Risk” section of our 2019 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 31, 2018, a securities class action lawsuit, or the Securities Litigation, was filed against us and certain of our officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by the us concerning the NDA for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, we filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, we filed our response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. We filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to our motion to dismiss on August 17, 2020. On September 16, 2020, we filed a reply in support of its motion to dismiss. In connection with the separation of Baudax Bio, Baudax Bio accepted assignment by us of all of our obligations in connection with the Securities Litigation and agreed to indemnify us for all liabilities related to the Securities Litigation. Baudax Bio and we believe that the lawsuit is without merit and intend to vigorously defend against it.

Item 1A. Risk Factors.

You should carefully consider the risk factors described in our 2019 Annual Report, our Q1 Quarterly Report and our Q2 Quarterly Report under the caption “Item 1A. Risk Factors.” Except as set forth below, there have been no material changes in our risk factors disclosed in our 2019 Annual Report, our Q1 Quarterly Report and our Q2 Quarterly Report.

We have incurred significant indebtedness, which could adversely affect our business.

As of September 30, 2020, we had an outstanding balance under our credit agreement with Athyrium, which was amended on November 5, 2020, of $125 million.  Our indebtedness could have important consequences to our shareholders.  For example, it:

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

In November 2020, we entered into the Fourth Amendment (as defined in Part II, Item 5 of this Quarterly Report). Pursuant to the Fourth Amendment: (i) required quarterly repayments of $3.0 million were deferred by one year, with such repayments beginning on March 31, 2022; (ii) effective September 30, 2020, the calculation of the leverage ratio was amended to exclude qualifying cash balances and to include certain additional adjustments to earnings; (iii) effective September 30, 2020, the permitted leverage ratio was increased to 5.60:1.00 through and including the fourth quarter of 2021, after which time the leverage ratio returns to 5.00:1.00; (iv) the permitted minimum liquidity amount was decreased to $10.0 million through March 31, 2021, after which the minimum liquidity amount returns to $12.0 million until maturity; and (v) the exercise price of the Athyrium warrants was reduced from $6.84 to $1.73. In connection with the Fourth Amendment, we paid an amendment fee of $0.3 million and prepaid $9.1 million of principal and exit fee without penalty.

If we and Athyrium had not amended the credit agreement, we would not have been in compliance with the permitted leverage ratio covenant under the credit agreement as measured for September 30, 2020. Any failure to comply with the terms, covenants and conditions of the Fourth Amendment may result in an event of default under such agreement, which could have a material adverse effect on our business, financial condition and results of operation. In addition, in the event of a future covenant non-compliance event with respect to the credit agreement with Athyrium, we cannot provide assurance that we would be able to obtain a covenant waiver or credit agreement amendment, which may result in an event of default under the credit agreement and have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Athyrium Credit Agreement Amendment

On November 5, 2020, we entered into a Fourth Amendment to Credit Agreement and Investment Documents by and among us, the subsidiaries named as guarantors therein, the lenders named therein and Athyrium, in its capacity as the administrative agent (the “Fourth Amendment”). The Fourth Amendment modified the Credit Agreement.

Pursuant to the Fourth Amendment: (i) required quarterly repayments of $3.0 million were deferred by one year, with such repayments beginning on March 31, 2022; (ii) effective September 30, 2020, the calculation of the leverage ratio was amended to exclude qualifying cash balances and to include certain additional adjustments to earnings; (iii) the permitted leverage ratio was increased to 5.60:1.00 through and including the fourth quarter of 2021, after which the leverage ratio returns to 5.00:1.00; (iv) the permitted minimum liquidity amount was decreased to $10.0 million through March 31, 2021, after which the minimum liquidity amount returns to $12.0 million until maturity; and (v) the exercise price of the 348,664 warrants issued to Athyrium on November 17, 2017 was reduced from $6.84 to $1.73.

The Fourth Amendment also modified the Credit Amendment’s definition of “Consolidated CDMO EBITDA” to add-back the following to “Consolidated CDMO Net Income”: (i) to the extent permanently and irrevocably forgiven, an amount not to exceed $3.32 million consisting of the principal amount of the loan the Company obtained under the federal Paycheck Protection Program provided in Section 7(a) of the Small Business Act of 1953, as amended by the Coronavirus Aid, Relief, and Economic Security Act; and (ii) fees, costs and expenses incurred in connection with the Investment Documents in an amount not to exceed $0.5 million in any consecutive four fiscal quarter period.

In connection with the execution of the Fourth Amendment, we made the following payments to Athyrium: (i) an amendment fee of $0.3 million, (ii) a prepayment of $9.1 million of the principal and exit fee without penalty and (iii) certain other fees and expenses, including the fees and expenses of Athyrium’s legal counsel.

The foregoing description of the Fourth Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Fourth Amendment, which is filed as Exhibit 10.2 to this Quarterly Report and incorporated herein by reference.

Amendment to Lannett License and Supply Agreement

On November 5, 2020, Recro Gainesville LLC (“Recro Gainesville”), our wholly-owned subsidiary and successor to Alkermes Pharma Ireland Limited (“Alkermes”) entered into Amendment No. 2 to License and Supply Agreement by and among Recro Gainesville, Lannett Company, Inc. (“Lannett”) and Kremers Urban Pharmaceuticals, Inc. (“Kremers Urban”), a wholly-owned subsidiary of Lannett (the “Lannett Amendment”). The Lannett Amendment amends the License and Supply Agreement by and between Alkermes and Kremers Urban, dated January 1, 2014, as amended (the “Original Lannett License,” and together with the Lannett Amendment, the “Lannett License”). Pursuant to the Lannett Amendment, Lannett assumed all of the rights and obligations of Kremers Urban under the Lannett License.

Pursuant to the Lannett Amendment (i) within 30 days of November 5, 2020, Lannett is required to make a one-time $1.86 million payment to Recro Gainesville; (ii) beginning on January 1, 2022 and continuing yearly for the duration of the Lannett License, Lannett will pay Recro Gainesville an annual license fee of $0.5 million; and (iii)  Lannett will be required to reimburse Recro for 50% of its Drug User Fee Act program fees for eligible products under the Lannett License beginning in 2021.

The Lannett License terminates on December 31, 2024, unless earlier terminated pursuant to the terms thereof, or renewed by the mutual agreement of the parties to thereto.

The Lannett Amendment also modified the Lannett License’s termination provisions to eliminate the right by either party to terminate the Lannett License if net sales failed to meet a certain threshold for a 12-month period.

The foregoing description of the Lannett Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lannett Amendment, which is filed as Exhibit 10.3 to this Quarterly Report and incorporated herein by reference.

Item 6. Exhibits.

(a)	The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

10.1	First Amendment to Common Stock Purchase Agreement, by and between Aspire Capital Fund, LLC and Recro Pharma, Inc., dated August 7, 2020.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2020.

10.2	Fourth Amendment to Credit Agreement and Investment Documents, dated as of November 5, 2020, by and between Recro Pharma, Inc. and Athyrium Opportunities III Acquisition LP.	Filed herewith

10.3	Amendment No. 2 to License and Supply Agreement, dated as of November 5, 2020 by and among Recro Gainesville LLC, Kremers Urban Pharmaceuticals, Inc. and Lannett Company, Inc.	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer.	Filed herewith.

32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101 SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101 LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECRO PHARMA, INC.

Date: November 9, 2020	By:	/s/ Gerri A. Henwood
Gerri A. Henwood
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)