Form 10-K
period 2020-12-31
Recro Pharma, Inc.
filed 2021-02-26
CIK 1588972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

On the last business day of the most recently completed second fiscal quarter, the aggregate market value (based on the closing sale price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $93.0 million.

As of February 19, 2021, there were 31,012,003 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2021 annual meeting of shareholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

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

•

the performance of third-party suppliers upon which we depend for Active Pharmaceutical Ingredients, or APIs, excipients, capsules, reagents, etc., and other third parties involved with maintenance of our facilities and equipment;

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

PART I

Item 1. Business

Overview

We are a dedicated contract development and manufacturing organization, or CDMO, solving complex formulation and manufacturing challenges for companies developing oral solid dose drug products. We leverage our formulation and development expertise to develop and manufacture pharmaceutical products using proprietary delivery technologies and know-how for partners who develop and commercialize or plan to commercialize these products. In 2020, we launched our clinical trials support services capabilities, which includes preparation of clinical trial supplies, as well as specialized services dedicated to the development and Good Manufacturing Practices, or GMP, of high-potency products. We operate a 97,000 square foot, DEA-licensed manufacturing facility in Gainesville, Georgia, as well as a 24,000 square foot development, high-potency product and clinical packaging facility in Gainesville, Georgia that we opened in October 2018. We currently develop and/or manufacture the following key products with our key commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM and Verapamil SR, as well as supporting development stage products.

Our manufacturing and development capabilities include formulation, product development from formulation through clinical trial and commercial manufacturing, and specialized capabilities for solid oral dosage forms, extended release and controlled substance manufacturing, as well as high potency development and manufacturing. In a typical collaboration, we work with our partners to develop product candidates, or new formulations of existing product candidates, and may license certain intellectual property to such partners. We also typically exclusively manufacture and supply clinical and commercial supplies of these proprietary products and product candidates.

Our Strategy

The CDMO market is large and growing and is expected to continue to expand as outsourced penetration is seen due to biotechnology and pharmaceutical companies outsourcing more of their operations. We believe companies, which include our customers and prospective customers, generally prefer fewer, higher quality suppliers with specialized expertise in addressing their formulation and manufacturing challenges early in the development cycle. Our strategy for growth in this market includes:

•

Expand Existing Customer Relationships. We maintain strong customer relationships with large pharmaceutical and biotechnology companies with established and stable pharmaceutical products. Our development-stage business also provides us the opportunity to provide services through the lifecycle of a product. Approximately 90% of our development customers have signed additional proposals for extension work, such as next step development proposals or additional batches. We view this repeat work as indicative of the level of confidence our existing customers have in our technical ability and reliable execution. We believe this pattern indicates potential for future growth and plan to leverage our current relationships for new business opportunities moving forward.

•

Diversify Our Customer Base. We have taken, and continue to take, steps to diversify and expand our customer base. Over the last several years, we have increased our focus on business development, hired subject matter experts and established additional systems and processes to expand our offering of development-stage services to attract new customers. In 2020 we launched new clinical trial support services, or CTS, capabilities, and we launched a significant new commercial product tech transfer project. This strategy has resulted in adding 16 new customers over the past two years, and we expect to further expand our business with new customers in 2021.

•

Invest in our Manufacturing Capabilities. We intend to continue investing in our facilities and infrastructure to maximize our utilization and support our customers’ development and commercial manufacturing requirements.

•	Explore Acquisitions and Licensing. We may drive growth through the acquisition of business capabilities, products, product lines, technologies and capabilities.

Our Competitive Strengths

We believe that the strong relationships we have with our commercial partners result from of our competitive strengths. In particular:

•	Our Operational Excellence. We maintain a commitment to continually improve productivity and customer service levels and maintain excellent quality and regulatory compliance systems.
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

•

Our Longstanding Relationships with Our Partners. We maintain longstanding, collaborative relationships with our customers. We believe this allows us to leverage our extensive experience and deep knowledge of their business to better address our commercial partners’ business and developmental goals.

•

Our Integrated Full-Service Development and Manufacturing Facilities.  We believe pharmaceutical companies generally prefer to engage with CDMOs that are able to work with a product throughout its lifecycle and have experienced a reliable track record of regulatory compliance and quality control first-hand. Our early-stage development and high-potency business feeds clinical and commercial manufacturing opportunities to our manufacturing business. We believe that by providing customers with a broad range of services from benchtop through commercial launch and supply, we can best support the needs of our customers throughout the lifecycle of their products. We provide fully-integrated and customized biomanufacturing services that support our customers from the early preclinical stage through commercial launch and supply. Our services are all supported by modern facilities designed to meet customer needs from early stage development to commercial supply.

•

Our Customer-Centric, Consultative Approach.  We are highly collaborative throughout the product lifecycle, guiding our commercial partners through the development process towards commercialization, including support and guidance on regulatory matters and chemistry, manufacturing and controls, or CMC, regulatory document preparation. In particular, we provide differentiated capabilities across a broad array of services that support the ability to serve our commercial partners through the entire development spectrum.

Services

We offer integrated solutions for formulation, analytical services, regulatory support, manufacturing, and packaging of both commercial and development stage oral solid dose drug products. Our two facilities are located just four miles apart in Gainesville, Georgia, allowing employees to seamlessly move from one facility to the other and leveraging the same support staff for facilities, quality, project management and information technology:

•	Our 97,000 square foot manufacturing facility provides a full range of manufacturing capabilities from scale-up services to commercial manufacture.
•	Our 24,000 square foot development and high-potency product facility focuses on development and clinical packaging.

Our end-to-end service capabilities allow our customers to start with us for early-phase projects and stay with us through late phase and commercial projects. Early-stage coordination with customers utilizing our development and high-potency product facility helps assure streamlined technology transfer for final scale up and manufacturing at our commercial manufacturing site.

Early phase capabilities:

•	formulation, system design and engineering;
•	stability programs;
•	prototyping and pilot manufacturing;
•	early stage quality assurance and quality control;
•	analytical method development;
•	nonclinical and early stage clinical development;
•	pre-commercial manufacturing; and
•	clinical trial labelling and packaging.

Late phase and commercial capabilities:

•	process development and scale-up;
•	prototype, pilot and commercial manufacturing;
•	primary, secondary and tertiary packaging;
•	analytical method development, validation and quality control with physical testing and analytical method capabilities; and
•	clinical trial labelling and packaging.

Our Commercial Partners

We are party to agreements with each of our commercial partners governing the development, formulation and/or supply services we provide, as well as any applicable intellectual property licenses. Each commercial partner remains responsible for distributing, marketing and promoting their respective products. We are dependent on a small number of commercial partners, with our three largest customers (Novartis Pharma AG, or Novartis, Teva Pharmaceutical Industries, Inc.,  or Teva, and Lannett Company, Inc., or Lannett) having generated 91% of our revenues for the year ended December 31, 2020, of which, Novartis, Teva and Lannett generated 34%, 34% and 23% of our of our revenue, respectively.

The table below details the key products developed and/or manufactured with our key commercial partners:

Product	Indication	Territory	Revenue source	Commercial partner	Agreement term
Ritalin LA®	Attention Deficit Hyperactivity Disorder	Worldwide	Manufacturing	Novartis	Through December 31, 2023
Focalin XR®	Attention Deficit Hyperactivity Disorder	Worldwide, except Canada	Manufacturing	Novartis	Through December 31, 2023
Verelan PM®, SR & Verapamil PM	Hypertension	United States	Profit-sharing / manufacturing	Lannett	Through December 31, 2024
Verapamil SR	Hypertension	United States	Profit-sharing / manufacturing	Teva	Through December 31, 2024

Agreements with Key Commercial Partners

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

Lannett

We are party to a License and Supply Agreement with Kremers Urban Pharmaceutical, Inc., a subsidiary of Lannett, or the Lannett Agreement, pursuant to which we supply Verelan PM and SR and Verapamil PM to Lannett. We own the new drug application, or NDA, related to Verelan and license commercialization rights to Lannett under the Lannett Agreement. The Lannett Agreement expires on December 31, 2024 and will renew thereafter for successive two-year periods. Under the Lannett Agreement, Lannett pays us a share of profits on sales of Verelan PM and SR and Verapamil PM. Lannett additionally pays us an annual license fee of $500,000 and, beginning in 2021, is obligated to reimburse to us 50% of the Prescription Drug User Act program fees associated with Verelan.

Novartis

We are party to a Manufacturing and Supply Agreement with Novartis, or the Novartis Agreement, pursuant to which we continued our long-standing relationship with Novartis as the exclusive global supplier to Novartis of Ritalin LA and Focalin XR capsules until December 31, 2023. The Novartis Agreement will renew automatically thereafter for successive one-year periods unless terminated by either party at least 24 months prior to December 31, 2023, or any subsequent one-year term thereafter. Novartis may terminate the Agreement immediately if (i) any governmental regulatory authority prevents Novartis from supplying the active pharmaceutical ingredients in the products and/or exporting, purchasing or selling the products; (ii) any product cannot be reasonably commercialized for medical, scientific or legal reasons; or (iii) we fail to comply with certain health, safety and environmental protection requirements. After the December 31, 2023, Novartis may terminate the Novartis Agreement upon 12 months’ written notice in the event of any sale or divestment by us of our business or assets relating to the products.

Permits and Regulatory Approvals

We are required to comply with the regulatory requirements of various local, state, national and international regulatory bodies having jurisdiction in the countries or localities where we manufacture products or where our customers’ products are distributed. In particular, we are subject to laws and regulations concerning research and development, testing, manufacturing processes, equipment and facilities, including compliance with cGMPs, labeling and distribution, import and export, and product registration and listing. As a result, our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions.

We hold various licenses and registrations for our manufacturing activities. The primary licenses and registrations held are FDA Registrations of Drug Establishments and DEA Controlled Substance Registration. Due to certain U.S. state law requirements, we also hold certain state licenses for distribution activities throughout certain states. We also hold cGMP certifications for EU importation of products made in Gainesville for sale in the EU and an ANVISA certification for sale in Brazil. Compliance with these licensing and regulatory requirements is a key aspect of our business and, if there are changes in the regulations applicable to our business in the United States or other jurisdictions, we may be required to obtain additional approvals or operate according to different manufacturing or operating standards or pay additional fees. This may require a change in our manufacturing techniques or additional capital investments in our facilities.

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

We hold the approved NDAs for Verelan SR and Verelan PM, which we license to Lannett and Teva, respectively. Verapamil SR and Verapamil PM are authorized generics.

Environmental and Safety Matters

Certain products manufactured by us involve the use, storage and transportation of toxic or hazardous material. Our operations are subject to extensive laws and regulations relating to the storage, handling, emissions, transportation and discharge of materials into the environment and the maintenance of safe working conditions. We maintain environmental and industrial safety and health compliance programs and training at our facilities.

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

Intellectual Property

We own several issued patents in the United States and several foreign patent applications for abuse resistant pharmaceutical compositions and methods of use related to Zohydro ER®, which provide patent protection through 2034, subject to any extensions or disclaimers. Although certain patents may have expired or may expire in the future, we believe there are other barriers to entry for our commercial partners and competition, including ownership of regulatory filings, NDAs, abbreviated new drug applications, or ANDAs, and drug master files, or DMFs, manufacturing trade secrets, proprietary dosage strengths, pricing limitations in various geographies, costs to revalidate with another supplier, maturity and life-cycle stage of products. We have acquired and developed and continue to acquire and develop knowledge and expertise and trade secrets in the provision of formulation, process development and manufacturing services. We intend to rely on a combination of patents and trade secrets, as well as confidentiality agreements and license agreements, to protect our proprietary know-how.

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

We compete with contract pharmaceutical formulation and manufacturing companies such as Adare Pharma Solutions, Avara Pharmaceutical Services, Metrics Contract Services, Pharmaceutics International and Quotient Sciences, as well as other formulation, development and manufacture-related service providers.

Government Regulation

Governmental authorities in the United States at the federal, state and local level, and the equivalent regulatory authorities in other countries, extensively regulate the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, distribution, marketing, export and import of prescription drugs, such as those we are developing and manufacturing. Any drug products developed or manufactured by us are subject to pervasive and continuing regulation by the FDA, including compliance with Good Manufacturing Practices, or GMP, which impose procedural and documentation requirements. The FDA or other regulatory agencies can delay approval of a drug if our manufacturing facilities are not able to demonstrate compliance with GMPs, pass other aspects of pre-approval inspections (i.e., compliance with filed submissions) or properly scale up to produce commercial supplies. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and state agencies and are subject to periodic announced and unannounced inspections by the FDA and state agencies for compliance with GMP and other regulations. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from GMP and impose reporting and documentation requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with GMPs and other aspects of regulatory compliance. Failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of product approval,  recall or seizure of the product or other voluntary, FDA‑initiated or judicial action that could delay or prohibit further operations.

The Drug Supply Chain Security Act, or DSCSA, added new sections to the Federal Food, Drug & Cosmetic Act, or FD&C Act, that require manufacturers, repackagers, wholesale distributors, dispensers, and third-party logistics providers to take steps to identify and trace certain prescription drugs to protect against the threats of counterfeit, stolen, contaminated, or otherwise harmful drugs in the supply chain. Among other mandates, the DSCSA requires manufacturers and repackagers to affix or imprint a unique product identifier (comprised of a standardized numerical identifier, lot number, and expiration date of the product) on certain prescription drug packages in both a human-readable and on a machine-readable data carrier. The standardized numerical identifier is comprised of the product’s corresponding National Drug Code combined with a unique alphanumeric serial number. A drug product is misbranded if it does not bear the product identifier as required by Section 582 of the FD&C Act. Section 582 also established several requirements relating to the verification of product identifiers.

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

The DEA regulates controlled substances by controlling them in five schedules. Schedule I and II controlled substances have a high potential for abuse, whereas Schedule III-V controlled substances have relatively decreasing potential for abuse. Therefore, the DEA imposes more stringent controls on Schedule I and II substances than Schedule III-V substances, including stricter security controls, quotas, and increased recordkeeping and reporting requirements. Certain of the products we manufacture and/or develop are regulated as Schedule II controlled substances. The DEA establishes annually an aggregate quota for how much certain controlled substances that we manufacture may be produced in total in the United States, based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We must receive an annual quota from the DEA in order to produce any Schedule II substance. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. In April 2018, the DEA proposed new guidelines aimed at strengthening the process for setting controls over diversion of controlled substances and making other improvements in the quota managements regulatory system for the production, manufacturing and procurement of controlled substances. Following a public comment period, the DEA published the final guidelines, which were substantially similar to the proposed guidelines, in July 2018. For 2019, the DEA proposed decreased manufacturing quotas for the six most frequently misused opioids, including hydrocodone, which we use in the manufacture of certain products, by an average of 10% as compared to the 2018 quotas. The DEA has proposed further decreasing manufacturing quotas in 2020 for five of the six opioids, including hydrocodone, by an average of 28%. Together with reductions in morphine, this is a 53% decrease since 2016. In October 2019, the DEA proposed additional regulations to amend the manner in which the agency grants quotas to manufacturers. The proposed regulations will establish use-specific quotas, including commercial sales, product development, transfer, replacement, and packaging. To decrease the risk of diversion and increase accountability, inventory allowances will be reduced, and procurement quota certifications will be required. In April 2020, in response to the COVID-19 pandemic, the DEA adjusted the established 2020 aggregate production quotas and assessment of annual needs for select Schedule II substances. The DEA took this action to ensure that the country has an adequate and uninterrupted supply of these substances during the public health emergency.

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

Acute Care Spin-Off

On November 21, 2019, we completed the spin-off of Baudax Bio, Inc., or Baudax Bio, to our shareholders. Baudax Bio consists of our former Acute Care business. The transaction was completed through a pro rata distribution of 100% of the common stock of Baudax Bio to our shareholders of record as of the close of business on November 15, 2019. Each of our shareholders received one share of Baudax Bio’s common stock, for every two and one-half shares of our common stock. Additionally, we contributed $19 million of cash to Baudax Bio in connection with the separation. For additional information on the spin-off of Baudax Bio please read note 3 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Employees and Human Capital Resources

Employees

As of December 31, 2020, we had 185 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Diversity & Inclusion

We are fundamentally committed to creating and maintaining a work environment in which employees are treated fairly, with dignity, decency, respect and in accordance with all applicable laws. We strive to create a professional work environment that is free from all forms of harassment, discrimination and bullying in the workplace, including sexual harassment and any form of retaliation. We are an equal opportunity employer and we strive to administer all human resources actions and policies without regard to race, color, religion, sex, national origin, ethnicity, age, disability, sexual orientation, gender identification or expression, past or present military or veteran status, marital status, familial status, or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All employees must adhere to a code of conduct that sets standards for appropriate behavior and are required to attend annual training to help prevent, identify, report, and stop any type of discrimination and harassment. Our recruitment, hiring, development, training, compensation, and advancement at our company is based on qualifications, performance, skills, and experience without regard to gender, race and ethnicity.

Competitive Pay & Benefits

We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs include potential annual discretionary bonuses, a 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, paid time off, various leave programs and flexible work schedules, among others. In addition, we offer every full-time employee, both exempt and non-exempt, the benefit of equity ownership in the company through stock option grants. We have also used targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly those with critical drug development skills and experience.

Safety

The safety, health and wellness of our employees is a top priority. In response to COVID-19, we have implemented enhanced safety protocols including shift work scheduling to reduce number of people in the facility, requirements for the wearing of masks and for social distancing, increased cleaning procedures and readily available hand sanitizer. These protocols are designed to comply with health and safety standards as required by federal, state, and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we have provided work-at-home arrangements for employees who are able to do so.

Available Information

Our website address is www.recrocdmo.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the Securities and Exchange Commission, or SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the “Investor Relations” section of our website. The information contained in, or that can be accessed through, our website is not part of this Report.

Item 1A. Risk Factors

Summary of Risk Factors

The risk factors summarized and detailed below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks Related to Our Business and Industry

•	Our revenues are dependent on a small number of commercial partners, and the loss of any one of these partners, or a decline in their orders, may adversely affect our business.
•	Our failure to obtain new customer contracts or renew existing contracts may adversely affect our business.
•	The COVID-19 pandemic has negatively impacted, and may continue to negatively impact, our business operations and financial results.
•

Failure to obtain manufacturing components, supplies and related materials from third-party manufacturers, including due to implications stemming from the COVID-19 pandemic, could affect our ability to manufacture and deliver our products.

•	Our and our customers’ failure to receive or maintain regulatory approval for product candidates or products could negatively impact our revenue and profitability.
•

We depend on spending and demand from our customers for our contract manufacturing and development services and any reduction in spending or demand could have a material adverse effect on our business.

•	Our manufacturing services are highly complex, and if we are unable to provide quality and timely services to our customers, our business could suffer.
•	The consumers of the products we manufacture for our customers may significantly influence our business, results of operations and financial condition.
•	Our operating results may fluctuate significantly.
•	We have a history of losses. If we cannot maintain profitability and secure additional business, we may have to raise additional capital.
•	We have incurred significant indebtedness, which could adversely affect our business.
•

We may not be entitled to forgiveness of our recently received Paycheck Protection Program Loan, and our application for the Paycheck Protection Program Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

•	We operate in a highly competitive market and competition may adversely affect our business.
•	Issues with product quality could have a material adverse effect upon our business, subject us to regulatory actions and cause a loss of customer confidence in us or our products.
•	If we fail to meet the stringent requirements of governmental regulation in the manufacture of pharmaceutical products, we could incur substantial costs and a reduction in revenues.
•	If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.
•

Technological change may cause our offerings to become obsolete over time. A decrease in our customers’ purchases of our offerings could have a material adverse effect on our business, results of operations and financial condition.

•

We may be adversely affected by natural disasters or other events that disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

•

We may be subject to litigation or government investigations for a variety of claims, which could adversely affect our operating results, harm our reputation or otherwise negatively impact our business.

•	Our future success depends on our ability to retain our key executives as well as to attract, retain and motivate other qualified personnel.
•	Our employees, partners, independent contractors, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
•	We may face potential product liability claims, and, if successful claims are brought against us, we may incur substantial liability.
•	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•	We incur increased costs and demands upon our management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
•

The security of our information technology systems may be compromised in the event of system failures, unauthorized access, cyberattacks or a deficiency in our cybersecurity, and confidential information, including non-public personal information that we maintain, could be improperly disclosed.

•

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business.

•	Potential indemnification obligations to Baudax Bio or a refusal of Baudax Bio to indemnify us pursuant to agreements executed in the spin-off could materially adversely affect us.

Risks Related to Our Intellectual Property

•	Litigation involving patents, patent applications and other proprietary rights is expensive and time-consuming. If we are involved in such litigation, it could interfere with our business.
•

Generic competitors can challenge the U.S. patents protecting our commercial partners’ product candidates by filing an ANDA or an NDA for a generic or a modified version of our commercial partners’ product candidates.

•	We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.
•

Our ability to manufacture products for our commercial partners may be impaired if any of our manufacturing activities, or the activities of third parties involved in our manufacture and supply chain, are found to infringe patents of others.

Risks Relating to Our Securities

•	The market price and trading volume of our common stock have been and may continue to be volatile, which could result in rapid and substantial losses for our shareholders.
•	The concentration of our capital stock ownership with our directors and their affiliated entities and our executive officers will limit shareholders’ abilities to influence certain corporate matters.
•

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

We are dependent on a small number of commercial partners, with our three largest customers (Novartis Pharma AG, or Novartis, Teva Pharmaceutical Industries, Inc., or Teva, and Lannett Company, Inc.) having generated 91% of our revenue for the year ended December 31, 2020, of which Novartis and Teva each generated 34% of our revenue and Lannett generated 23% of our revenue. If any one or more of these commercial partners faces increasing or new competition in their market, adjusts pricing, significantly reduces their purchasing volume or experiences financial difficulties such as bankruptcy, our revenues could be adversely affected. For example, we have recently observed lower end-user demand for certain of the commercial products we manufacture for our customers, which we believe is due to the effects of COVID-19 and has led to a reduction of certain of our customer’s demand for our manufacturing services.

Our profit sharing, royalty, and manufacturing revenues also depend on the ability of our commercial partners to effectively market and sell their products to their customers. A commercial partner may choose to devote its efforts to its other products or reduce or fail to devote the necessary resources to provide effective sales and marketing support for the products we manufacture and supply. Furthermore, the acquisition of or change in strategy by one of our customers could impact projects we are currently working on or planning to work on in the future. Our commercial partners face competition from other pharmaceutical companies for sales of products to end users. Competition from sellers of generic drugs is a major challenge for our commercial partners, and the loss or expiration of intellectual property rights for the products we manufacture can have a significant adverse effect on their sales volume and price. In addition, as pharmaceutical product pricing faces scrutiny by governments, legislative bodies and enforcement agencies, our commercial partners may lower their prices or adopt cost-savings measures which could be passed on to us or otherwise impact our profit-sharing revenues. Further, any commercial partner may divest the product we manufacture for them in whole or in certain markets, which may involve termination of our contract with such partner or the assignment of such contract to a new partner who may not be as effective at selling or commercializing such product. These pricing changes and any significant reduction, delay or cancellation of orders from our commercial partners could adversely affect our revenues.

Our failure to obtain new customer contracts or renew existing contracts may adversely affect our business.

Our agreements with Teva and Lannett expire on December 31, 2024, and our agreement with Novartis expires on December 31, 2023. If any of these commercial partners fail to renew their contract, our revenues could be adversely affected. We continually seek to renew existing customer contracts and secure new contracts, which subjects us to potentially significant pricing pressures. While our preferred practice is to renegotiate new or extended agreements prior to expiration, in the event we are unable to replace existing contracts in a timely manner or at all, or are forced to accept terms, including pricing terms, less favorable to us, the our business, results of operations and financial condition could be materially and adversely affected.

The COVID-19 pandemic has negatively impacted, and may continue to negatively impact, our business operations and financial results.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China. COVID-19 spread to other countries, including the United States, and was declared to be a pandemic by the World Health Organization on March 11, 2020. Efforts to contain the spread of COVID-19 have intensified, and many countries throughout the world, including the United States, have implemented travel restrictions, social distancing guidelines and quarantine requirements. A number of states, including Georgia, where our Gainesville manufacturing facilities are located, have enacted mandatory shutdowns for certain businesses and strict quarantine measures for individuals displaying symptoms of the virus.

While the COVID-19 pandemic has not had a significant impact on our ability to conduct our business due to our designation as an essential business and our facilities remain open at this time, we are unable to host site visits by potential customers or engage in other in-person marketing activities, which may result in decreased demand for our products and could materially and adversely affect our business. We have experienced slower than expected new project starts, which we believe is primarily attributable to the COVID-19 pandemic and the related concerns of our customers, resulting in delays in plans for their development services.

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

Failure to obtain manufacturing components, supplies and related materials from third-party manufacturers, including due to implications stemming from the COVID-19 pandemic, could affect our ability to manufacture and deliver our products.

We rely on third-party manufacturers to supply many of our manufacturing components, supplies and related materials, which in some instances are supplied from a single source. Prolonged disruptions in the supply of any of our key manufacturing components, supplies and related materials, including due to the sweeping effects the COVID-19 pandemic has had on commercial activity throughout the world; difficulty implementing replacement materials or new sources of supply; or a significant increase in the prices of manufacturing components, supplies and related materials could have a material adverse effect on our operating results, financial condition or cash flows. In particular, manufacturing problems may occur with these suppliers, and if a supplier provides us with manufacturing components, supplies and related materials that are deficient or defective or if a supplier fails to provide us with such materials or supplies in a timely manner, we may have limited ability to find appropriate substitutes or otherwise meet required specifications and deadlines. Moreover, we could experience inventory shortages if we are required to use an alternative supplier on short notice, which also could lead to manufacturing components, supplies and related materials being purchased on less favorable terms than we have with our regular suppliers. If such problems occur, we may not be able to manufacture our products profitably or on time, which could harm our reputation and have a material adverse effect on our business.

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

Our business materially depends upon the regulatory approval of the products we manufacture. As such, if we or our customers experience a delay in, or failure to receive, approval for any of their product candidates or fail to maintain regulatory approval of products, our revenue and profitability could be adversely affected. For example, in 2019, a customer preparing for commercial launch scale-up received a complete response letter from the FDA and, as a result, cancelled their anticipated commercial launch orders, which impacted our anticipated revenue for 2020. Additionally, if the FDA or a comparable foreign regulatory authority does not approve of our facilities for the manufacture of a customer product or if it withdraws such approval in the future, our customers may choose to identify alternative manufacturing facilities and/or relationships, which could significantly impact our ability to expand our capacity and capabilities.

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

Third party national data demonstrates that there has been a meaningful impact of COVID-19 on the reduction of total prescriptions filled by patients across most therapeutic areas, including chronic cardiovascular and pediatric medications. We continue to see the COVID-19 pandemic resulting in lower end-user demand for our manufacturing services and inventory rebalancing by our commercial partners with respect to these products, especially since the duration of the COVID-19 pandemic and its impacts are not predictable at this time. These impacts have had and may continue to have an adverse effect on our business, results of operation and financial condition.

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

Our operating results may fluctuate significantly.

Our operating results may be subject to quarterly and annual fluctuations. Our operating results will be affected by numerous factors, including:

•	fluctuations in the revenues, including the loss of a major commercial partner or product;
•	the timing of purchasing order patterns, safety stock methodology and habits of our commercial partners;
•	unsuccessful execution, postponement or cancellation of anticipated formulation, development and manufacturing services related to customer projects,
•	variations in the level of expenses related to our production volumes and development programs;
•	any intellectual property infringement lawsuit in which we may become involved;

•	CDMO or pharmaceutical competitors that introduce new products or take increased positions that may emerge and reduce market share for our existing customer/partner products;
•	our execution of any additional collaborative, licensing or similar arrangements, and the timing of payments we may make or receive under these arrangements;
•	our acquisition, divestiture, spin-off or in-licensing of new technologies or assets.

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

We have a history of losses. If we cannot maintain profitability and secure additional business, we may have to raise additional capital.

We have incurred significant losses of $27.5 million, $18.6 million and $79.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $234.4 million. We have financed our operations through the issuance of debt and equity and through operations, and as of February 19, 2021, we had $100.0 million of outstanding term loans under our current credit facility with Athyrium Opportunities III Acquisition LP, or Athyrium. Although it is difficult to forecast all of our future liquidity requirements, we believe that our cash and cash equivalents on hand combined with our projected cash receipts from services generated under our customer contracts will be sufficient to fund our operations beyond one year after the date our financial statements are issued. In addition, in the event a customer timely cancels its commitments prior to our initiation of manufacturing services, we may be required to refund some or all of the advance payments made to us under those canceled commitments, which would have a negative impact on our liquidity and future revenue.

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

As of February 19, 2021, we had an outstanding balance under our credit agreement with Athyrium of $100.0 million. Our indebtedness could have important consequences to our shareholders. For example, it:

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

On May 12, 2020, we received loan proceeds of approximately $4.4 million pursuant to the Paycheck Protection Program, or PPP, under the Coronavirus Aid, Relief and Economic Security Act of 2020, or CARES Act administered by the Small Business Administration, or SBA. We used the proceeds from the loan, or PPP Loan, to retain current employees, maintain payroll and make lease and utility payments. The Loan is evidenced by a promissory note issued by PNC Bank, dated as of May 12, 2020, which contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. The PPP Loan is scheduled to mature on May 12, 2022, or the Maturity Date, bears interest at a rate of 1.00%  per annum, and is subject to the standard terms and conditions applicable to loans administered by the SBA under the CARES Act. On May 18, 2020, we prepaid $1.1 million of the amount due under the PPP Loan, which was within the safe harbor time period for repayment established by the Small Business Administration and/or Treasury Department. Certifications made with respect to loan amounts repaid during this safe harbor period are deemed to have been made in good faith.

Commencing December 15, 2020, we are required to pay regular monthly payments in an amount equal to one month’s accrued interest under the PPP Loan. All interest which accrues during the initial six months of the loan period will be deferred and payable on the Maturity Date. The amounts outstanding under the PPP Loan may be prepaid by us at any time prior to maturity without penalty. Under the CARES Act, as amended in June 2020, loan forgiveness is generally available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the 24-week period beginning on the date of the first disbursement of the PPP Loan. The amount of the PPP Loan eligible to be forgiven may be reduced in certain circumstances, including as a result of certain headcount or salary reductions. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest. We applied for loan forgiveness on October 6, 2020. We cannot provide any assurance that we will be eligible for loan forgiveness or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, the maintenance of our workforce, our need for additional funding to continue operations, and our ability to access alternative forms of capital in the current market environment in light of the uncertainty resulting from the COVID-19 pandemic. Following this analysis, we believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the CARES Act. The certification described above did not contain any objective criteria and is subject to interpretation.

On April 23, 2020, the SBA issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the PPP. The SBA guidance further indicated that borrowers “must make [the need] certification in good faith, taking into account their current business activity and their ability to access other sources of liquidity sufficient to support their ongoing operations in a manner that is not significantly detrimental to the business.” Subsequently, on April 29, 2020 the SBA issued guidance that it will review all PPP loans of more than $2 million, including our PPP Loan, following the lender’s submission of the borrower’s loan forgiveness application.

Under the PPP, all or a portion of the PPP Loan is eligible for forgiveness if the SBA determines that we were eligible to apply for and receive the PPP Loan, that we used the loan proceeds for eligible expenses, and that we otherwise satisfied the PPP requirements. While we believe we are eligible for the PPP Loan, in the event SBA determines that we were not eligible for the PPP, it is possible we would be required to repay the PPP Note on an accelerated basis, rather than over the two years provided under the PPP Note, and at a higher interest rate than 1.000% per annum. If we receive an adverse finding in any audit related to the PPP Note, some or all of the PPP Note might not be forgiven and we could be required to return or repay some or all of the PPP Note, together with interest on the loan, which could reduce our liquidity, and potentially subject us to fines and penalties.

We operate in a highly competitive market and competition may adversely affect our business.

We operate in a market that is highly competitive. Our competition in the contract manufacturing market includes full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. One of our competitors in the production of verapamil had faced shortage and supply issues in recent years and our sales of verapamil had increased as a result but has since returned to the manufacturing market for verapamil.  This has resulted in a decrease in customer ordering patterns and the loss of Verapamil SR market share by our commercial partner, although the product has recovered to an observed percentage of approximately 50% market share. While total unit volumes have declined during COVID-19, relative market share has remained steady for both parties. This has negatively impacted both anticipated manufacturing volumes and profit sharing for this key customer. We may also compete with the internal operations of those pharmaceutical companies that choose to source their product offerings internally. In addition, most of our competitors may have substantially greater financial, marketing, technical or other resources than we do. Moreover, additional competition may emerge, particularly in lower-cost jurisdictions such as India and China, which could, among other things, result in a decrease in the fees paid for our services, which may adversely affect our results of operations and financial condition.

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

We are required to maintain compliance with cGMP, and our manufacturing facilities are subject to inspections by the FDA and other global regulators to confirm such compliance. Changes of suppliers or modifications of methods of manufacturing may require amending our application(s) to the FDA and acceptance of the change by the FDA prior to release of our manufactured products. Because we produce multiple products at our manufacturing facilities, there are increased risks associated with cGMP compliance. On August 12, 2019, following a six-day pre-approval inspection of our primary manufacturing facility, the FDA issued a Form 483 containing two observations relating to a documentation issue and incomplete investigation. We have promptly responded to these observations as a part of our ongoing obligations under the FDA’s quality system regulation and have implemented corrective and preventative actions to ensure these issues do not occur in the future. While we remain committed to continuous improvement and strengthening our quality system and ensuring that all aspects of the system are in full compliance, we can provide no assurance that we will not encounter future inspections resulting in observations not acceptable by the FDA.

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

We have manufactured opioid products and may manufacture them in the future, which are subject to additional regulation by state and federal law enforcement and other regulatory agencies.

We have manufactured opioid products containing hydrocodone and may manufacture opioids in the future. The U.S. government and state legislatures have prioritized combatting the growing misuse and addiction to opioids such as hydrocodone and have enacted legislation and regulations as well as other measures intended to fight the opioid epidemic. Addressing prescription drug abuse is a priority for the current U.S. administration and the FDA and is part of a broader initiative led by the Department of Health and Human Services. Overall, there is greater scrutiny of entities involved in the manufacture, sale and distribution of opioids. These initiatives, existing regulations, and any negative publicity related to opioids may have a material impact on our business and our ability to manufacture opioid products.

Opioids are controlled substance regulated by the DEA. The amount of Schedule II substances that can be obtained is limited by the CSA and DEA regulations. In November 2017, the DEA reduced the amount of almost every Schedule II opiate and opioid medication that may be manufactured in the U.S. in calendar year 2018 by 20%. For 2019, the DEA proposed decreased manufacturing quotas for the six most frequently misused opioids, including oxycodone, by an average of 10% as compared to the 2018 quotas; and DEA has proposed further decreasing manufacturing quotas in 2020 for five of the six opioids (fentanyl, hydrocodone, hydromorphone, oxycodone, oxymorphone), by an average of 28%. Together with reductions in morphine, this is a 53% decrease since 2016. In October 2019, the DEA proposed additional regulations to amend the manner in which the agency grants quotas to manufacturers. The proposed regulations will establish use-specific quotas, including commercial sales, product development, transfer, replacement, and packaging. To decrease the risk of diversion and increase accountability, inventory allowances will be reduced, and procurement quota certifications will be required. If limited supply of opioids impacts demand for products of our potential partners, our future revenues may be adversely impacted.  In addition to DEA regulations, the U.S. government and states have enacted other laws that seek to promote improved monitoring of opioids and to increase funding for research and development of non-addictive painkillers. Legislation has also been proposed that would further limit the ability to sell and prescribe opioids. These efforts may result in an additional reduction of demand for opioid products or government action against us if we fail to comply with these laws and could have a material adverse effect on our business.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our operations involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations in the U.S. governing the use, manufacture, storage, handling and disposal of hazardous materials and chemicals. Although we believe that our procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Even if we comply with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials or chemicals. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our contract manufacturing operations, which could materially harm our business, financial condition and results of operations.

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

The healthcare industry is characterized by rapid technological change. Demand for our services may change in ways that we may not anticipate because of evolving industry standards or as a result of evolving customer needs that are increasingly sophisticated and varied or because of the introduction by competitors of new services and technologies. We may also need to purchase additional equipment, some of which can take several months or more to procure, install and validate, and increase or modify our manufacturing, maintenance, software and computing capabilities to meet changing demand. In addition, we require capital and resources to support the maintenance and improvement of our facilities, including replacing or repairing aging production equipment and updating overall facility master plans. If we are unable to maintain and improve our facilities, we may experience unscheduled equipment downtime and unpredicted machinery failure and become unable to supply our customers with products or services which may affect business continuity. Any such incident or disruption in business continuity could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, our business involves the use, generation and disposal of hazardous materials, including chemicals, solvents, agents and biohazardous materials. As a result, we are subject to federal, state and local laws, rules, regulations and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials, biological specimens and wastes. Although we believe that our safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by those regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. We currently contract with third parties to dispose of these substances that we generate, and we rely on these third parties to properly dispose of these substances in compliance with applicable laws and regulations. If these third parties do not properly dispose of these substances in compliance with applicable laws and regulations, we may be subject to legal action by governmental agencies or private parties for improper disposal of these substances. The costs of defending such actions and the potential liability resulting from such actions are often very large. In the event we are subject to such legal action or we otherwise fail to comply with applicable laws and regulations governing the use, generation and disposal of hazardous materials and chemicals, we could be held liable for any damages that result, and any such liability could exceed our resources. In addition, although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees, including those resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. If we become subject to any of the foregoing liabilities, our business, financial condition, and results of operations could be materially adversely impacted.

We may be subject to litigation or government investigations for a variety of claims, which could adversely affect our operating results, harm our reputation or otherwise negatively impact our business.

We may be subject to litigation or government investigations. These may include claims, lawsuits, and proceedings involving product liability, labor and employment, wage and hour, commercial and other matters. For example, we are subject to securities class action litigation as discussed further in note 9 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.  The outcome of any litigation or government investigation, regardless of its merits, is inherently uncertain. Any lawsuits or government investigations, and the disposition of such lawsuits and government investigations, could be time-consuming and expensive to resolve and divert management attention and resources. Any adverse determination related to litigation or government investigations could adversely affect our operating results, harm our reputation or otherwise negatively impact our business. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter or government investigation could materially affect our future operating results, our cash flows or both.

Our future success depends on our ability to retain our key executives as well as to attract, retain and motivate other qualified personnel.

We are highly dependent on the principal members of our executive team and, in particular, the services of J. David Enloe, Jr., our President and Chief Executive Officer, and Ryan Lake, our Chief Financial Officer, the loss of whose services would adversely impact the achievement of our objectives. We have entered into employment agreements with each of our executive officers. Recruiting and retaining qualified employees for our business, including business development, scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. The inability to recruit or loss of the services of any executive or key employee could impede the progress of our business development, manufacturing, quality, growth and diversification objectives.

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

We are exposed to the risk that our employees, partners, independent contractors, consultants and vendors may engage in fraudulent or other illegal activity with respect to our business. Misconduct by these employees could include intentional, reckless and/or negligent conduct or unauthorized activity that violates: (1) FDA or DEA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; (2) manufacturing standards; (3) federal, state and foreign healthcare fraud and abuse laws and regulations; or (4) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. Any incidents or any other conduct that leads to an employee receiving an FDA debarment could result in a loss of business from our partners and severe reputational harm. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, operating results and financial condition.

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

The use of our products exposes us to the risk of product liability claims as well as potential toxic tort and other types of product liability claims that are inherent in the manufacture of pharmaceutical products. Product liability claims might be brought against us by consumers, health care providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and negative media attention;
•	withdrawal of our customers clinical study participants or adverse effects occurring during such clinical trials;
•	costs due to related litigation;
•	distraction of management’s attention from our primary business;
•	decreased demand for our manufacturing services or loss of any of our commercial partners;
•	substantial monetary awards to patients or other claimants;
•	the inability of our customers to commercialize their product candidates; and
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

As of December 31, 2020, we had federal and state net operating loss carry forwards, or NOLs, of approximately $130.6 million and $127.4 million, respectively. The federal carry forwards for 2008 through 2017 will expire in 2028 through 2037. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the 2017 Tax Cut & Jobs Act. The state carry forwards including those generated in 2020 will expire in 2028 through 2040. A full allowance for the value of the NOLs is provided for in our consolidated financial statements as of December 31, 2020. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be.

We incur increased costs and demands upon our management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

We are a public company and, as such, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements and liability insurance for our directors and officers. We also incur costs associated with current corporate governance requirements, including certain of the requirements under Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the Nasdaq Capital Market, the stock exchange on which our common stock is listed. If we fail to comply with current corporate governance requirements, our business may be negatively affected, including by having our common stock delisted from the Nasdaq Capital Market.

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

As part of our business, we maintain large amounts of confidential information, including non-public personal information on our employees. The maintenance of such information is governed by various rules and regulations in the jurisdictions in which we conduct our business, including by the General Data Privacy Regulation, or GDPR, in the European Union. Breaches in security, either internally or at our third-party providers, could result in the loss or misuse of this information, which could, in turn, result in potential regulatory actions or litigation, including material claims for damages, interruption to our operations, damage to our reputation or otherwise have a material adverse effect on our business, financial condition and operating results. Although we believe we have appropriate information security policies and systems in place in order to prevent unauthorized use or disclosure of confidential information, including non-public personal information, there can be no assurance that such use or disclosure will not occur.

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

Potential indemnification obligations to Baudax Bio or a refusal of Baudax Bio to indemnify us pursuant to agreements executed in the spin-off could materially adversely affect us.

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

As of December 31, 2020, we own five issued U.S. patents, numerous foreign patents and have pending applications in the U.S. and several foreign countries relating to Zohydro-ER®, all of which expire on September 12, 2034.  We license the Canadian patent application relating to this technology to our commercial partner, Paladin Labs Inc., in Canada. The patent applications that we have filed and have not yet been granted may fail to result in issued patents in the United States or foreign countries. Even if the patents do successfully issue, third parties may challenge the patents or the inventorship thereof, which can lead to an issued patent being found invalid, unenforceable or can otherwise alter the ownership of the patents.

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

Any trademarks we have obtained or may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish any of our products that are approved for marketing from the products of our competitors. Once we select new trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our drugs, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks.

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

The market price for our common stock has been volatile and may continue to fluctuate or may decline significantly in the future. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to continue to be highly volatile or subject to wide fluctuations. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include, among other things:

•	FDA, state or international regulatory actions, including actions on regulatory applications for any of our commercial partners’ product candidates;
•	legislative or regulatory changes;
•	judicial pronouncements interpreting laws and regulations;
•	changes in government programs;
•	announcements of new products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	changes in demand for or pricing of our customers’ products;
•	the sales ramp and trajectory for our formulation, development and manufacturing services;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	changes in accounting principles;
•	litigation or public concern about the safety of our products or similar products;
•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant shareholders;
•	our announcement of financing transactions, including debt, convertible notes, etc.; and
•	actions by institutional or activist shareholders.

These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Following the decrease in our trading price in May 2018, a securities class action lawsuit was filed against us and certain of our officers and directors for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers and directors as defendants. On February 8, 2019, we filed a motion to dismiss the amended complaint in its entirety which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, we filed our response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. We filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to our motion to dismiss on August 17, 2020 and on September 16, 2020, we filed a reply in support of our motion to dismiss. In connection with the separation from Baudax Bio, Baudax Bio accepted assignment from us of all of our obligations in connection with the litigation and agreed to indemnify us for all liabilities related to the litigation. This litigation, and any other securities class actions that may be brought against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Our directors and their affiliated entities, and our executive officers, beneficially own, in the aggregate, approximately 12% of our outstanding common stock as of December 31, 2020. As a result, these shareholders are collectively able to influence matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of all or substantially all of our assets. Such influence may delay, prevent or deter a change in control of our company, even when such a change may be in the best interests of some shareholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might adversely affect the prevailing market price of our common stock.

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

General Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 490 Lapp Road, Malvern, PA 19355. We currently operate our owned 97,000 square foot, DEA-licensed facility in Gainesville, Georgia and leased 24,000 square foot development and high-potency product services facility, also in Gainesville, GA, which expires on June 30, 2025.

Item 3. Legal Proceedings

Information regarding legal and regulatory proceedings is set forth in note 9 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K, and is incorporated by reference herein. We are also engaged in numerous other legal actions arising in the ordinary course of our business (such as, for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “REPH.”

Holders of Common Stock

As of February 19, 2021, there were eight holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater.

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

Not applicable.

Item 6. Selected Financial Data

Not applicable.

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

Overview

We are a dedicated contract development and manufacturing organization, or CDMO, solving complex formulation and manufacturing challenges for companies developing oral solid dose drug products. We leverage our formulation and development expertise to develop and manufacture pharmaceutical products using proprietary delivery technologies and know-how for partners who develop and commercialize or plan to commercialize these products. In 2020, we launched our clinical trials support services capabilities, which includes preparation of clinical trial supplies, as well as specialized services dedicated to the development and Good Manufacturing Practices, or GMP, of high-potency products. We operate a 97,000 square foot, DEA-licensed manufacturing facility in Gainesville, Georgia, as well as a 24,000 square foot development, high-potency product and clinical packaging facility in Gainesville, Georgia that we opened in October 2018. We currently develop and/or manufacture the following key products with our key commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM and Verapamil SR, as well as supporting development stage products.

Our manufacturing and development capabilities include formulation, product development from formulation through clinical trial and commercial manufacturing, and specialized capabilities for solid oral dosage forms, extended release and controlled substance manufacturing, as well as high potency development and manufacturing. In a typical collaboration, we work with our partners to develop product candidates, or new formulations of existing product candidates, and may license certain intellectual property to such partners. We also typically exclusively manufacture and supply clinical and commercial supplies of these proprietary products and product candidates.

We have used cash flow generated by our business primarily to fund the growth of our CDMO business, fund our historical Acute Care business, which was spun off in November 2019, and to make payments under our credit facility. We believe our business will continue to contribute cash to fund our growth, make payments under our credit facility and other general corporate purposes.

Our consolidated results of operations and financial position included in this Annual Report on Form 10-K reflect the financial results of Baudax Bio as a discontinued operation for all periods presented. For additional information on the spin-off of Baudax Bio please read note 3 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

Our sales and manufacturing operations have been disrupted as a result of the pandemic because of production slowdowns, stoppages, or decreased demand for the products we manufacture, and we expect such disruptions to continue through at least the first half of 2021. Given the uncertain scope and duration of the pandemic, the extent to which the pandemic will continue to impact our financial results remains uncertain in terms of manufacturing volumes and certain profit sharing results, even when our partners have not experienced loss of market share, in part due to reduced total prescription (TRx) rates for many chronic therapeutics. However, we will continue to monitor the situation closely, we have taken steps to reduce costs and drive more new business, and we are actively evaluating various ways to further conserve operational resources.

Financial Overview

Recent Developments

Some recent developments have occurred that have impacted and are expected to continue to impact full year expected results, including:

•

Third party data has shown a decrease in prescriptions filled during COVID-19 during 2020 for a number of the commercial products we manufacture for our customers. We continue to see the COVID-19 pandemic resulting in lower end-user demand for our manufacturing services and inventory rebalancing by our commercial partners with respect to these products, especially since the duration of the COVID-19 pandemic and its impacts are not predictable at this time.

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

•

We received notification reported in the first quarter of 2020 from two of our customers of discontinuations for two commercial product lines. These discontinuances decreased revenues by approximately $5.7 million for 2020 compared to 2019, and we anticipate decreases in revenue of approximately $5 to $7 million for 2021 compared to 2020 related to these product discontinuances.

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

Revenues

During the years ended December 31, 2020, 2019 and 2018, we recognized revenues from three revenue streams: manufacturing revenue, profit-sharing revenue and research and development revenue.

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

Profit-sharing revenue

We recognize profit-sharing or royalty revenue, collectively referred to as profit-sharing revenue, related to the sale of products by our commercial partners that incorporate our technologies. Profit-sharing revenues are generally recognized under the terms of the applicable license, development and/or supply agreement. For arrangements that include sales-based profit-sharing and the license is deemed to be the predominant item to which the profit-sharing relates, we recognize revenue when the related sales occur by the commercial partner. For arrangements that include sales-based profit-sharing and the license is not deemed to be the predominant item to which the profit-sharing relates, we recognize revenue when the performance obligation to which the profit-sharing has been allocated has been satisfied, which is upon transfer of control of a product to a customer. In these cases, significant judgment is required to calculate the estimated variable consideration from such profit-sharing using the expected value method based on historical commercial partner pricing and deductions. Estimated variable consideration is partially constrained due to the uncertainty of price adjustments made by our commercial partners, which are outside of our control. Factors causing price adjustments by our commercial partners include increased competition in the products’ markets, mix of volume between the commercial partners’ customers, and changes in government pricing.

Research and development revenue

Research and development revenue includes services associated with formulation, process development, clinical trial material and clinical trial support services, as well as custom development of manufacturing processes and analytical methods for a customer’s non-clinical, clinical and commercial products. Such revenues are recognized at a point in time or over time depending on the nature and particular facts and circumstances associated with the contract terms.

In contracts that specify milestones, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments related to arrangements under which we have continuing performance obligations are deferred and recognized over the period of performance. Milestone payments that are not within our control, such as submission for approval to regulators by a commercial partner or approvals from regulators, are not considered probable of being achieved until those submissions are submitted by the customer or approvals are received.

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

Research and development expenses

Research and development expenses consist of costs incurred for our product and formulation development activities, including regulatory support. We expense research and development costs as incurred. Advanced payments for good and services that will be used in future research and development activities are initially recorded as prepaid expenses and expensed as the activity is performed or when the goods have been received. In 2018, these costs included salaries and related costs for personnel in research and development and regulatory functions. In the fourth quarter of 2018, we shifted the focus of these personnel to revenue-generating activities and, as such, these costs are included as a cost of sales beginning in the fourth quarter of 2018.

Selling, general and administrative expenses

Selling, general and administrative expenses consists of salaries and related costs for corporate administrative, public company costs, business development personnel as well as legal, patent-related expenses and consulting fees. Public company costs include compliance, auditing services, tax services, insurance and investor relations. A significant portion of these public company costs related to a more complex organization with multiple segments in 2018 and 2019. These costs were lower in 2020 and are expected to remain lower in future periods, excluding non-cash expenses and new initiatives.

We expect our business development expenses to increase in 2021 as we continue to expand our sales team in various geographies, in anticipation of business growth from new formulation and development capabilities.

Amortization of intangible assets

We recognize amortization expense related to the intangible asset for our contract manufacturing relationships on a straight-line basis over an estimated useful life of six years.

Change in fair value of warrants

We have classified as liabilities certain warrants that contained a contingent net cash settlement feature upon a change in control. The fair value of these warrants was remeasured through settlement or expiration with changes in fair value recognized within the consolidated statements of operations. All remaining liability classified warrants were exercised in November 2019. A fair value determination at the time of the exercise occurred and is included in the change in warrant valuation for the year ended December 31, 2019.

Interest expense

Interest expense for the periods presented primarily relates to our Athyrium senior secured term loans, the amortization of related financing costs and interest expense on a promissory note with PNC Bank under the Paycheck Protection Program, or PPP, of the Coronavirus Aid, Relief and Economic Security Act of 2020, collectively the PPP Loan.

Net operating losses and tax carryforwards

As of December 31, 2020, we had federal and state net operating loss carry forwards of approximately $130.6 million and $127.4 million, respectively. We also had federal and state research and development tax credit carryforwards of $4.4 million available to offset future taxable income. U.S. tax laws limit the time during which these carryforwards may be utilized against future taxes. With the exception of the 2020, 2019, and 2018 federal net operating losses, which have an indefinite carry forward period, these federal and state net operating loss and federal and state tax credit carryforwards will begin to expire at various dates beginning in 2028, if not utilized. We believe that it is more likely than not that the deferred income tax assets associated with our U.S. operations will not be realized, and as such, there is a full valuation allowance against our U.S. deferred tax assets.

Results of Operations

Comparison of the years ended December 31, 2020 and 2019

	Year ended December 31,
(in millions)	2020	2019
Revenue	$66.5	$99.2
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	54.1	51.0
Selling, general and administrative	18.1	19.9
Amortization of intangible assets	2.6	2.6
Change in warrant valuation	—	2.1
Total operating expenses	74.8	75.6
Operating (loss) income from continuing operations	(8.3)	23.6
Interest expense	(19.2)	(19.0)
(Loss) income from continuing operations before income taxes	(27.5)	4.6
Loss on discontinued operations	—	(23.2)
Net loss	$(27.5)	$(18.6)

Revenue. The decrease of $32.7 million was primarily the result of customer ordering patterns in the prior year and the loss of Verapamil SR market share by a commercial partner in the first quarter of 2020 due to the re-entry of a competitor. Our commercial partner has sustained its market position for Verapamil SR capsules since the end of the first quarter of 2020. The COVID-19 pandemic has resulted in decreased end-user demand, inventory rebalancing by our commercial partners and slower than expected new business starts. In addition, revenue declined due to the discontinuation of two commercial product lines by our commercial partners. Higher revenues from our clinical trial materials new business growth activities has partially offset the decrease, including a significant new commercial product tech transfer project.

Cost of sales. The increase of $3.1 million was not proportionate to the decrease in revenue primarily due to lower commercial manufacturing volumes and the related impact on fixed costs expensed through cost of sales, despite making reductions in the work force and implementing cost saving measures. Cost savings generated from these activities are expected to continue into 2021. Further contributing to cost of sales was increased cost of development sales on higher clinical trial material new business revenues.

Selling, general and administrative. The decrease of $1.8 million was primarily related to lower public company costs, which were partially offset by our new business efforts and the addition of the clinical trial support services to our early GMP offering in the second quarter of 2020.

Amortization of intangible assets. Amortization expense was $2.6 million for both periods, which was related to the amortization of the CDMO royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Change in warrant valuation. Previously, certain warrants were outstanding whose fair value was remeasured each period with changes in fair value recognized in earnings. The last of those warrants were exercised in November 2019.

Interest expense. The increase of $0.2 million was primarily due to additional term loan borrowings under the Credit Agreement with Athyrium in the first quarter of 2019 offset by a decrease in the LIBOR base rate of interest on our term loans under the Credit Agreement.

Discontinued operations. In November 2019, our former Acute Care business was spun-out from us through our former wholly-owned subsidiary, Baudax Bio. As a result, that business’s results are included in the 2019 period but not the 2020 period.

Comparison of the years ended December 31, 2019 and 2018

	Year ended December 31,
	2019	2018
	(amounts in thousands)
Revenue	$99.2	$77.3
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	51.0	43.2
Research and development	—	4.4
Selling, general and administrative	19.9	14.3
Amortization of intangible assets	2.6	2.6
Change in warrant valuation	2.1	0.3
Total operating expenses	75.6	64.8
Operating income from continuing operations	23.6	12.5
Interest expense	(19.0)	(8.1)
Income from continuing operations before income taxes	4.6	4.4
Income tax expense	—	(17.5)
Net income (loss) from continuing operations	4.6	(13.1)
Loss on discontinued operations	(23.2)	(66.6)
Net loss	$(18.6)	$(79.7)

Revenue. The increase of $21.9 million was primarily due to increased profit-sharing royalties recognized from one of our commercial partners and an increase in product sales to various commercial partners.

Cost of sales. The increase of $7.8 million was primarily due to product mix and expanded service and development capabilities as well as growth in manufacturing demand.

Research and development. There were no research and development expenses in 2019. Our research and development expenses were $4.4 million in 2018. In the fourth quarter of 2018, we shifted the focus of our development activities to support revenue generating activities and therefore such costs are now included in cost of sales above.

Selling, general and administrative. The increase of $5.6 million was primarily due to higher public company costs (including corporate initiatives), which increased by $4.1 million to $16.3 million in 2019 compared to $12.2 million in 2018. The remaining $1.5 million increase was driven by higher business development costs, as we expanded our sales team in various geographies in anticipation of business growth from new formulation and development capabilities.

Amortization of intangible assets. Amortization expense was $2.6 million for both periods, which was related to the amortization of the CDMO royalties and contract manufacturing relationships intangible asset over its estimated useful life.

Interest expense. The increase in interest expense was due to a higher principal balance on our Athyrium senior secured term loan and amortization of the related financing costs.

Income tax expense. As a result of recording a full valuation allowance, there was no income tax provision or benefit for 2019. For 2018, the income tax expense reflects the recording of a full valuation allowance in the fourth quarter of 2018. As discussed in note 15 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K, we believe that it is more likely than not that the deferred income tax assets associated with our U.S. operations will not be realized, and as such, there is a full valuation allowance against our U.S. deferred tax assets.

Liquidity and Capital Resources

At December 31, 2020, we had $23.8 million in cash and cash equivalents.

Since our inception, we have financed our operations and capital expenditures primarily from the issuance of equity and debt. During 2020, our capital expenditures were $7.6 million to scale and support our expansion of capabilities.

We are party to a credit agreement with Athyrium, or the Credit Agreement, which has been fully drawn. The Credit Agreement was recently amended on February 19, 2021 and currently requires us to repay the outstanding principal amount of $100.0 million on March 31, 2023. The amendment also changes certain other terms and covenants that allow the Company to pursue additional acquisitions and ease certain requirements surrounding the financial covenants. Additional details about the Credit Agreement and the recent amendment are provided in notes 10 and 18 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

We are party to a $3.3 million PPP Note which has a two-year term and matures on May 12, 2022. On October 6, 2020, we applied for forgiveness of the PPP Note and expect the full balance of the note to be forgiven during the first half of 2021, which would result in a $3.3 million gain on extinguishment of debt being recognized in earnings. However, no assurance can be given that the balance of the PPP Note will be forgiven, in part or in whole. Additional details are provided in note 10 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

We are also party to an amended common stock purchase agreement with Aspire Capital Fund LLC, or Aspire Capital. The amended agreement provided that, upon the terms and subject to the conditions and limitations set forth in the agreement, Aspire Capital was committed to purchase, at the Company’s sole election, up to an aggregate of $30.0 million or 4.7 million of additional shares of common stock. As of December 31, 2020, all available shares have been sold under the agreement. See note 11 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K for additional information.

We may require additional financing and if we do, we may raise such additional funds through debt refinancing, bank or other loans, through strategic development, licensing activities, sale of assets and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Further, our ability to access capital market or otherwise raise capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Additional debt or equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business or access to capital.

Sources and Uses of Cash

	Year ended December 31,
(amounts in millions)	2020	2019	2018
Net cash provided by (used in) continuing operations:
Operating activities	$9.2	$16.2	$11.0
Investing activities	(7.6)	(8.3)	(3.7)
Financing activities	4.1	26.0	27.7
Net cash provided by continuing operations	$5.7	$33.9	$35.0

Net cash used in discontinued operations	$(1.2)	$(53.2)	$(57.5)

Continuing operations

Cash flows from operating activities during all three years represents our income or loss from continuing operations as adjusted for stock-based compensation, depreciation, non-cash interest expense, changes in fair value of warrants and amortization of intangibles, as well as changes in operating assets and liabilities. The decrease in cash flows from operations was primarily due to the increase in our net loss from continuing operations, partially offset by cash provided by decreases in accounts receivable, our contract assets and inventory due to lower revenue levels.

Net cash used in investing activities for each of the three years primarily relates to capital expenditures to scale and support our expansion of capabilities. Net cash used in investing activities for 2019 and 2018 also included offsetting purchases and maturities of short-term investments.

Net cash provided by financing activities included:

•

During 2020, net proceeds of $11.1 million from issuance of common stock through our common stock purchase agreement with Aspire Capital and $4.4 million from a PPP Note, offset by a $1.1 million repayment of the PPP Note, partially offset by $10.1 million to repay term loans with Athyrium and $1.1 million to pay employee tax withholdings upon vesting of equity awards.

•

During 2019, net proceeds of $43.6 million from issuance of term loans with Athyrium and $6.0 million from the exercise of options, partially offset by the contribution of $19.0 million to Baudax Bio in connection with the Separation, payment of $2.9 million of financing costs related to the issuance of term loans with Athyrium and $1.7 million to pay employee tax withholdings upon vesting of equity awards.

•

During 2018, proceeds of $10.0 million from issuance of terms loans with Athyrium, $17.0 million from issuance of common stock through our common stock purchase agreement with Aspire Capital and $1.8 million from the exercise of options, partially offset by $1.0 million to pay financing costs related to the issuance of term loans with Athyrium.

Discontinued operations

Net cash used in discontinued operations during 2020 was used to settle outstanding liabilities related to our Acute Care business and for 2019 and 2018 was used primarily to fund the research activities of our former Acute Care business.

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

Contractual Commitments

The table below reflects our contractual commitments as of December 31, 2020:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1):
Principal	$120.5	$1.5	$119.0	$—	$—
Interest	27.3	12.6	14.7	—	—
Purchase obligations (2)	3.6	3.6	—	—	—
Operating leases (3)	0.7	0.2	0.3	0.2	—
Other long-term liabilities (4)	1.3	1.0	0.3
Total	$153.4	$18.9	$134.3	$0.2	$—

(1)

Debt obligations consist of principal, an exit fee of 1% of that principal, and interest on $116.0 million of outstanding term loans under our credit facility with Athyrium in addition to principal and interest on $3.3 million of outstanding borrowings under the PPP Note. Because the Athyrium term loans bear interest at a variable rate based on LIBOR, we estimated future interest commitments utilizing the LIBOR rate as of December 31, 2020. In accordance with U.S. GAAP, the future interest obligations are not recorded on our consolidated balance sheet.

(2)

Purchase obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our consolidated balance sheets.

(3)

We are party to a seven-year operating lease for a development facility in Georgia that ends in 2025. See note 16 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

(4)

We have entered into employment agreements with certain of our named executive officers. In accordance with U.S. GAAP, these potential obligations are not recorded on our consolidated balance sheet. See note 9 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have determined that certain accounting policies and estimates are critical to the preparation of the financial statements. We have prepared the following additional disclosures to supplement our summary of significant accounting policies located in note 2 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Revenue recognition for variable consideration in sales-based profit-sharing arrangements

For sales-based profit-sharing where the license for intellectual property is not deemed to be the predominant item to which the profit-sharing relates, we recognize revenue upon transfer of control of the manufactured product. In these cases, significant judgment is required to calculate the estimated variable consideration from such profit-sharing using the expected value method based on historical commercial partner pricing and deductions.

We are required to exercise significant judgment to estimate the value of the variable consideration, which we partially constrain due to the uncertainty of price adjustments made by our commercial partners, which are outside of our control. Factors causing price adjustments by our commercial partners include increased competition in the products’ markets, mix of volume between the commercial partners’ customers, and changes in government pricing. If we were to increase or decrease the percentage value of the constraint by 5%, we would recognize a corresponding decrease or increase, respectively, to revenue and earnings of $0.5 million.

Impairment of goodwill

We are required to review, on an annual basis, the carrying value of goodwill to determine whether impairment may exist. The impairment analysis for goodwill consists of an optional qualitative assessment potentially followed by a quantitative analysis. If we determine that the carrying value of our reporting unit exceeds its fair value, an impairment charge to goodwill is recorded for the excess.

The critical judgments involved in our annual qualitative test include an assessment of unfavorable events and a judgment whether those events put our goodwill at risk of impairment, which if determined to be at risk would require us to perform a quantitative test. The critical judgments and estimates in our quantitative test include selection and weighting of available valuation methods and the selection of assumptions that may be used in those methods.

In 2020, we concluded qualitatively that our goodwill was not at risk of impairment due to the substantial excess of fair value over the carrying value of our reporting unit that we observed in prior period quantitative testing. The carrying value of our goodwill was $4.3 million at December 31, 2020. Any changes to our judgments or estimates could result in a goodwill impairment of up to that amount in a future period.

Impairment of long-lived assets

We are required to review the carrying value of long-lived assets, such as property, plant and equipment or amortizable intangible assets, for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of individual assets or asset groups may not be recoverable.

Assumptions and estimates used in the evaluation of impairment are subjective, and changes in these assumptions may negatively impact projected undiscounted cash flows, which could result in impairment charges in future periods. On an ongoing periodic basis, we evaluate our long-lived assets for indicators of impairment such as economic, governmental or regulatory events.

In 2020, we received notification from a commercial partner of a discontinuation of a commercial product line. As a result of this event, we recognized $966 of impairment expense related to property, plant and equipment associated with that product line.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. At December 31, 2020, we had approximately $6.6 million invested in money market instruments. We believe our policy of investing in highly-rated securities, whose liquidities are, at December 31, 2020, all less than two months, minimizes such risks. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate 10.0% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. We do not enter into investments for trading or speculative purposes. Our Athyrium secured term loan interest expense is based on the current committed rate of three-month LIBOR plus 9.75% with a 1.0% LIBOR floor. A fluctuation in LIBOR of 0.25% would result in a charge of $0.3 million of interest expense over a twelve-month period.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and the report of our independent registered public accounting firm are included at the end of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2020. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item will be set forth in the Proxy Statement for the 2021 Annual Meeting of Shareholders, or the Proxy Statement, under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Risk Management” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 11. Executive Compensation

Information with respect to this item will be set forth in the Proxy Statement under the headings “Director Compensation,” “Executive Compensation,” and “Corporate Governance and Risk Management” is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

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

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(a)(1) Consolidated Financial Statements.

The following consolidated financial statements are filed as a part of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of December 31, 2020 and 2019
•	Consolidated Statements of Operations for the three years in the period ended December 31, 2020
•	Consolidated Statements of Shareholders’ Equity or Deficit for the three years in the period ended December 31, 2020
•	Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2020

(a)(2) Consolidated Financial Statement Schedules.

Not applicable.

(a)(3); (b) Exhibits:

Exhibit No.	Description	Method of Filing

2.1	Separation Agreement dated as of November 20, 2019 by and between Recro Pharma, Inc. and Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-36329).
3.1	Second Amended and Restated Articles of Incorporation of Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 13, 2014 (File No. 001-36329).
3.2	Third Amended and Restated Bylaws of Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 13, 2014 (File No. 001-36329).
4.1†	Common Stock Purchase Warrant, dated November 17, 2017, in favor of Athyrium Opportunities III Acquisition LP.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017 (File No. 001-36329).
4.2†	Common Stock Purchase Warrant, dated November 17, 2017, in favor of Athyrium Opportunities II Acquisition LP.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 20, 2017 (File No. 001-36329).
4.3	Description of Securities	Incorporated herein by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on March 4, 2020 (File No. 001-36329).
10.1†	Tax Matters Agreement, dated as of November 20, 2019, by and between Recro Pharma, Inc. and Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-36329).
10.2†	Amended and Restated License and Supply Agreement, dated June 26, 2003, by and among Elan Corporation, plc (predecessor-in-interest to Recro Gainesville LLC) and Watson Laboratories, Inc.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File No. 001-36329).
10.3

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
10.4

Supplemental Agreement No. 2, dated January 17, 2014, to Amended and Restated License and Supply Agreement, dated June 26, 2003, by and among Elan Corporation, plc (predecessor-in-interest to Recro Gainesville LLC) and Watson Laboratories, Inc.

Incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File No. 001-36329).
10.5†

Supplemental Agreement No. 3, dated April 15, 2019, to Amended and Restated License and Supply Agreement, dated June 26, 2003, by and among Elan Corporation, plc (predecessor-in-interest to Recro Gainesville LLC) and Watson Laboratories, Inc.

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2019 (File No. 001-36329).
10.6•	Asset Transfer and License Agreement, dated April 10, 2015, between Alkermes Pharma Ireland Limited and DV Technology, Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015 (File No. 001-36329).
10.7•	Amendment to Asset Transfer and License Agreement, dated December 23, 2015, between Alkermes Pharma Ireland Limited and Recro Gainesville LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2015 (File No. 001-36329).
10.8•	Second Amendment to Asset Transfer and License Agreement, dated December 20, 2018, between Alkermes Pharma Ireland Limited and Recro Gainesville LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2018 (File No. 001-36329).
10.9†	Manufacturing and Supply Agreement, dated as of February 8, 2019, by and between Recro Gainesville LLC and Novartis Pharma AG.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on March 6, 2019 (File No. 001-3632).
10.10	License and Supply Agreement, dated as of January 1, 2014, by and between Alkermes Pharma Ireland Limited and Kremers Urban Pharmaceuticals, Inc.	Incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 4, 2020 (File No. 001-36329).
10.11	Amendment No. 1 to License and Supply Agreement, dated as of September 6, 2018, by and between Recro Gainesville LLC and Kremers Urban Pharmaceuticals, Inc.	Incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 4, 2020 (File No. 001-36329).
10.12	Amendment No. 2 to License and Supply Agreement, dated as of November 5, 2020 by and among Recro Gainesville LLC, Kremers Urban Pharmaceuticals, Inc. and Lannett Company, Inc.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2020 (File No. 001-36329).
10.13†	Credit Agreement, dated as of November 17, 2017, by and between Recro Pharma, Inc. and Athyrium Opportunities III Acquisition LP. *	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017 (File No. 001-36329).
10.14	Security Agreement, dated as of November 17, 2017, by Recro Pharma, Inc. in favor of Athyrium Opportunities III Acquisition LP.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2017 (File No. 001-36329).
10.15	First Amendment to Credit Agreement and Investment Documents, dated as of December 28, 2018, by and between Recro Pharma, Inc. and Athyrium Opportunities III Acquisition LP.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2019 (File No. 001-36329).

Exhibit No.	Description	Method of Filing
10.16	Second Amendment to Credit Agreement and Investment Documents, dated as of February 28, 2019, by and between Recro Pharma, Inc. and Athyrium Opportunities III Acquisition LP.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2019 (File No. 001-36329).
10.17	Third Amendment to Credit Agreement and Release Agreement, dated as of October 22, 2019, by and between Recro Pharma, Inc. and Athyrium Opportunities III Acquisition LP.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2019 (File No. 001-36329).
10.18	Fourth Amendment to Credit Agreement and Release Agreement, dated as of October November 5, 2020, by and between Recro Pharma, Inc. and Athyrium Opportunities III Acquisition LP.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2020 (File No. 001-36329).
10.19	Fifth Amendment to Credit Agreement and Release Agreement, dated as of February 19, 2021, by and between Recro Pharma, Inc. and Athyrium Opportunities III Acquisition LP.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2021 (File No. 001-36329).
10.20	Stock Issuance Agreement, dated as of February 19, 2021 by and between Recro Pharma, Inc., Athyrium Opportunities II Acquisition LP and Athyrium Opportunities III Acquisition LP.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2021 (File No. 001-36329).
10.21	Paycheck Protection Program Term Note dated May 12, 2020, between Recro Pharma, Inc. and PNC Bank, National Association.	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2020 (File No. 001-36329).
10.22	Common Stock Purchase Agreement, dated February 19, 2019, by and between Recro Pharma, Inc. and Aspire Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on February 19, 2019 (File No. 001-36329).
10.23	First Amendment to the Common Stock Purchase Agreement, dated August 7, 2020, by and between Recro Pharma, Inc. and Aspire Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-36329).
10.24•	Recro Pharma, Inc. 2018 Amended and Restated Equity Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2018 (File No. 001-36329).
10.25•	Form of Award Agreement for Restricted Stock Unit Inducement Awards	Incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed on March 2, 2018 (File No. 001-36329).
10.26•	Form of Non-Qualified Stock Option Award Agreement	Filed herewith.
10.27•	Form of Award Agreement for Restricted Stock Units	Filed herewith.
10.28•	Form of Award Agreement for Restricted Stock Units (performance-based)	Filed herewith.
10.29•	Employment Agreement between Recro Pharma, Inc. and J. David Enloe, Jr., dated December 15, 2020.	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2020 (File No. 001-36329).
10.30•	Employment Agreement between Recro Pharma, Inc. and Ryan Lake, dated December 15, 2020.	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2020 (File No. 001-36329).

Exhibit No.	Description	Method of Filing
21.1	Subsidiaries of Recro Pharma, Inc.	Filed herewith.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Filed herewith.
32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

•	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.

(c) Not applicable

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 26, 2021

RECRO PHARMA, INC.

By:	/s/ J. David Enloe, Jr.
J. David Enloe, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Annual Report on Form 10-K has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ J. David Enloe, Jr.	President, Chief Executive Officer and Director	February 26, 2021
J. David Enloe, Jr.	(Principal Executive Officer)
/s/ Ryan D. Lake	Chief Financial Officer	February 26, 2021
Ryan D. Lake	(Principal Financial Officer and Principal Accounting Officer)
/s/ William L. Ashton	Director	February 26, 2021
William L. Ashton
/s/ Michael Berelowitz	Director	February 26, 2021
Michael Berelowitz
/s/ Winston J. Churchill	Director	February 26, 2021
Winston J. Churchill
/s/ Gerri A. Henwood	Director	February 26, 2021
Gerri A. Henwood
/s/ James C. Miller	Director	February 26, 2021
James C. Miller
/s/ Bryan M. Reasons	Director	February 26, 2021
Bryan M. Reasons
/s/ Wayne B. Weisman	Director	February 26, 2021
Wayne B. Weisman

RECRO PHARMA, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Recro Pharma, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Recro Pharma, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity or deficit, and cash flows for each of the years in the three year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Variable consideration for profit-sharing revenue

As discussed in Note 2 to the consolidated financial statements, the Company earns sales-based profit-sharing or royalty consideration, collectively referred to as profit-sharing revenue, which is computed based on the net product sales of the commercial partner. For arrangements that include product sales and sales-based profit-sharing where the license for intellectual property is not deemed to be the predominant item to which the profit-sharing relates, the profit-sharing is variable consideration and the Company recognizes revenue, including an estimate of profit-sharing, upon transfer of control of the manufactured product. In these cases, significant judgment is required to calculate the estimated variable consideration from such profit-sharing using the expected value method based on historical commercial partner pricing and deductions. Estimated variable consideration is partially constrained due to the uncertainty of price adjustments made by the Company’s commercial partners, which are outside of the Company’s control. Factors causing price adjustments by the Company’s commercial partners include increased competition in the products’ markets, mix of volume between the commercial partners’ customers, and changes in government pricing.

We identified the evaluation of the estimate of the variable consideration for arrangements that include sales-based profit-sharing where the license for intellectual property is not deemed to be the predominant item as a critical audit matter. A high degree of auditor judgment was required to evaluate the Company’s determination of the constraint due to the effect of market conditions and the uncertainty of price adjustments made by the Company’s commercial partners.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and implementation of certain internal controls over the process for determining the estimate of variable consideration. We evaluated the Company’s ability to estimate variable consideration by comparing the actual amount of profit-sharing revenue realized by the Company to its initial estimate. We obtained and inspected third party market data regarding the effect of market conditions on the commercial partners and potential price adjustments they may offer with respect to their products, as well as the Company, and assessed how the Company considered such market conditions in its determination of the constraint.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Philadelphia, Pennsylvania

February 26, 2021

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$23,760	$19,148
Accounts receivable	9,033	14,389
Contract asset	7,330	8,851
Inventory	11,612	15,072
Prepaid expenses and other current assets	2,334	2,700
Total current assets	54,069	60,160
Property, plant and equipment, net	43,841	42,212
Intangible assets, net	700	3,283
Goodwill	4,319	4,319
Other assets	486	485
Total assets	$103,415	$110,459
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$1,804	$989
Accrued expenses and other current liabilities	4,525	4,324
Current portion of debt	1,474	—
Liabilities of discontinued operation	—	1,172
Total current liabilities	7,803	6,485
Debt, net	108,097	110,319
Other liabilities	1,615	367
Total liabilities	117,515	117,171
Commitments and contingencies (note 9)
Shareholders’ deficit:
Preferred stock, $0.01 par value. 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value. 50,000,000 shares authorized, 28,601,358 and 23,312,928 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	286	233
Additional paid-in capital	219,998	199,938
Accumulated deficit	(234,384)	(206,883)
Total shareholders’ deficit	(14,100)	(6,712)
Total liabilities and shareholders’ deficit	$103,415	$110,459

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31,
(amounts in thousands, except share and per share data)	2020	2019	2018
Revenue	$66,499	$99,219	$77,347
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	54,134	50,981	43,160
Selling, general and administrative	18,124	19,909	14,437
Research and development	—	—	4,402
Amortization of intangible assets	2,583	2,583	2,583
Change in warrant valuation	—	2,116	284
Total operating expenses	74,841	75,589	64,866
Operating (loss) income from continuing operations	(8,342)	23,630	12,481
Interest expense	(19,159)	(19,005)	(8,113)
(Loss) income from continuing operations before income taxes	(27,501)	4,625	4,368
Income tax expense	—	—	(17,436)
(Loss) income from continuing operations	(27,501)	4,625	(13,068)
Loss on discontinued operations	—	(23,255)	(66,655)
Net loss	$(27,501)	$(18,630)	$(79,723)

(Loss) income per share information:
Basic:
Continuing operations	$(1.16)	$0.21	$(0.64)
Discontinued operations	—	(1.04)	(3.26)
Total	$(1.16)	$(0.83)	$(3.90)
Weighted average shares outstanding	23,744,313	22,414,194	20,465,106
Diluted:
Continuing operations	$(1.16)	$0.20	$(0.64)
Discontinued operations	—	(0.99)	(3.26)
Total	$(1.16)	$(0.79)	$(3.90)
Weighted average shares outstanding	23,744,313	23,608,862	20,465,106

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity or Deficit

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total
(amounts in thousands, except share data)	Shares	Amount
Balance, December 31, 2017	19,127,435	$191	$140,006	$(111,348)	$(1)	$28,848
Cumulative effect of adoption of new revenue recognition standard	—	—	—	2,818	—	2,818
Issuance of common stock, net of costs	1,983,040	20	17,005	—	—	17,025
Stock-based compensation expense	—	—	7,129	—	—	7,129
Exercise of stock options, net	352,025	4	1,811	—	—	1,815
Vesting of restricted stock units, net	122,746	1	(92)	—	—	(91)
Exercise of warrants	214,715	2	2,587	—	—	2,589
Revaluation of warrants	—	—	89	—	—	89
Reclassification of other comprehensive loss to earnings	—	—	—	—	1	1
Net loss	—	—	—	(79,723)	—	(79,723)
Balance, December 31, 2018	21,799,961	218	168,535	(188,253)	—	(19,500)
Issuance of common stock for equity facility	34,762	—	301	—	—	301
Stock-based compensation expense	—	—	9,094	—	—	9,094
Exercise of stock options, net	863,952	9	5,994	—	—	6,003
Vesting of restricted stock units, net	429,926	4	(1,681)	—	—	(1,677)
Exercise of warrants	184,327	2	3,215	—	—	3,217
Separation of former Acute Care business (see note 3)	—	—	14,480	—	—	14,480
Net loss	—	—	—	(18,630)	—	(18,630)
Balance, December 31, 2019	23,312,928	233	199,938	(206,883)	—	(6,712)
Issuance of common stock, net of costs	4,690,972	47	10,686	—	—	10,733
Stock-based compensation expense	—	—	10,068	—	—	10,068
Exercise of stock options, net	142,669	1	273	—	—	274
Vesting of restricted stock units, net	454,789	5	(1,141)	—	—	(1,136)
Revaluation of warrants	—	—	174	—	—	174
Net loss	—	—	—	(27,501)	—	(27,501)
Balance, December 31, 2020	28,601,358	$286	$219,998	$(234,384)	$—	$(14,100)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
(amounts in thousands)	2020	2019	2018
Cash flows from operating activities, continuing operations:
Net loss	$(27,501)	$(18,630)	$(79,723)
Loss on discontinued operations	—	23,255	66,655
Adjustments to reconcile income or loss from continuing operations to net cash provided by operating activities, continuing operations:
Stock-based compensation expense	10,068	6,191	4,279
Non-cash interest expense	5,510	5,412	1,287
Depreciation expense	5,964	5,817	4,872
Impairment expense	966	—	—
Amortization of intangible assets	2,583	2,583	2,583
Change in warrant valuation	—	2,116	284
Deferred income taxes	—	—	17,637
Changes in operating assets and liabilities:
Accounts receivable	5,356	(1,523)	(3,180)
Contract asset	1,521	(3,650)	(1,446)
Inventory	3,460	(4,373)	(860)
Prepaid expenses and other assets	4	(397)	(508)
Accounts payable, accrued expenses and other liabilities	1,308	(577)	(858)
Net cash provided by operating activities, continuing operations	9,239	16,224	11,022
Cash flows from investing activities, continuing operations:
Purchases of property and equipment	(7,603)	(8,342)	(7,198)
Purchases of short-term investments	—	(12,100)	(6,225)
Proceeds from maturity of investments	—	12,100	9,750
Net cash used in investing activities, continuing operations	(7,603)	(8,342)	(3,673)
Cash flows from financing activities, continuing operations:
Proceeds from issuance of common stock, net of costs	11,094	—	16,965
Cash contributed to former Acute Care business (see note 3)	—	(19,000)	—
Proceeds from issuance of debt, net of original issue discount of $11,400 for 2019	4,416	43,600	10,000
Repayments of debt	(10,190)	—	—
Payment of deferred financing costs	(310)	(2,936)	(961)
Net payments related to vesting of restricted stock units	(1,136)	(1,676)	(91)
Net proceeds related to exercise of stock options	274	6,003	1,815
Net cash provided by financing activities, continuing operations	4,148	25,991	27,728
Net increase in cash and cash equivalents from continuing operations	5,784	33,873	35,077
Discontinued operations:
Cash flows used in operating activities	(1,172)	(41,721)	(54,137)
Cash flows used in investing activities	—	(1,518)	(3,410)
Cash flows used in financing activities	—	(10,000)	—
Net decrease in cash and cash equivalents from discontinued operations	(1,172)	(53,239)	(57,547)
Cash and cash equivalents, beginning of period	19,148	38,514	60,984
Cash and cash equivalents, end of period	$23,760	$19,148	$38,514
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,945	$14,395	$8,134
Purchases of property, plant and equipment included in accrued expenses and accounts payable	1,244	288	2,301
Common stock issued in connection with equity facility (see note 11)	—	301	357
Reclassification of deferred financing costs to equity	361	—	332

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1)	Background

Recro Pharma, Inc. (the “Company”) was incorporated in Pennsylvania on November 15, 2007. The Company is a dedicated contract development and manufacturing organization (“CDMO”) solving complex formulation and manufacturing challenges for companies developing oral solid dose drug products. It leverages its formulation and development expertise to develop and manufacture pharmaceutical products using proprietary delivery technologies and know-how for commercial partners who commercialize or plan to commercialize these products. The Company operates in one segment.

In November 2019, the Company’s completed the spin-out of its former Acute Care business, which developed products for hospital and other acute care settings, as further described in note 3.

The Company has incurred net losses since inception and has an accumulated deficit of $234,384 as of December 31, 2020, which is mostly related to activities that are presented as discontinued operations as a result of the spin-off of its former Acute Care business into Baudax Bio. The Company’s future operations are highly dependent on the continued profitability of its manufacturing operations. Management believes that it is probable that the Company will be able to meet its obligations as they become due within one year after the date the financial statements are issued.
(2)	Summary of Significant Accounting Principles
(a)	Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
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
(d)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows: three to ten years for furniture, office and computer equipment; six to ten years for manufacturing equipment; 40 years for buildings; and the shorter of the lease term or useful life for leasehold improvements. Repairs and maintenance costs are expensed as incurred. The Company reviews the carrying value of property, plant and equipment for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of individual assets or asset groups may not be recoverable.

(e)	Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill is not amortized but assessed for impairment on an annual basis or more frequently if impairment indicators exist.

The impairment analysis for goodwill consists of an optional qualitative assessment potentially followed by a quantitative analysis. If we determine that the carrying value of the Company’s reporting unit exceeds its fair value, an impairment charge is recorded for the excess.

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

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance, anticipated changes in industry and market conditions, and competitive environments. The Company performed its last annual impairment test as of November 30, 2020 and noted that there have been no triggering events or indicators of impairment as of December 31, 2020. As a result of the impairment test, the Company determined that there was no impairment to goodwill for the year ended December 31, 2020.
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

Profit-sharing Revenue

In addition to manufacturing and packaging revenue, certain customer agreements may have intellectual property sales-based profit-sharing and/or royalties consideration, collectively referred to as profit-sharing, computed on the net product sales of the commercial partner. Profit-sharing revenues are generally recognized under the terms of the applicable license, development and/or supply agreement. For arrangements that include sales-based profit-sharing where the license for intellectual property is deemed to be the predominant item to which the profit-sharing relates, the Company recognizes revenue when the related sales occur by the commercial partner. For arrangements that include sales-based profit-sharing where the license for intellectual property is not deemed to be the predominant item to which the profit-sharing relates, the Company recognizes revenue upon transfer of control of the manufactured product. In these cases, significant judgment is required to calculate the estimated variable consideration from such profit-sharing using the expected value method based on historical commercial partner pricing and deductions. Estimated variable consideration is partially constrained due to the uncertainty of price adjustments made by the Company’s commercial partners, which are outside of the Company’s control. Factors causing price adjustments by the Company’s commercial partners include increased competition in the products’ markets, mix of volume between the commercial partners’ customers, and changes in government pricing.

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

In contracts that specify milestones, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. Milestone payments related to arrangements under which the Company has continuing performance obligations are deferred and recognized over the period of performance. Milestone payments that are not within the Company’s control, such as submission for approval to regulators by a commercial partner or approvals from regulators, are not considered probable of being achieved until those submissions are submitted by the customer or approvals are received.

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

The Company’s accounts receivable balances are primarily concentrated among three customers. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on the Company’s results of operations and financial condition.

The Company is dependent on its relationships with a small number of commercial partners, with its three largest customers having generated 90% or more of its revenues for the periods presented.

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

Upon exercise of stock options or vesting of restricted stock units, the holder may elect to cover tax withholdings by forfeiting shares of an equivalent value. In such cases, the Company issues net new shares to the holder, pays the tax withholding on behalf of the participant and presents the payment similar to a capital distribution: a reduction to additional paid-in-capital and a financing cash outflow in the consolidated financial statements.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded as of December 31, 2020 and December 31, 2019.

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

Basic income or loss per share is determined by dividing net income or loss (the numerator) by the weighted average common shares outstanding during the period (the denominator).

To calculate diluted income or loss per share, the numerator and denominator are adjusted to eliminate the income or loss and the dilutive effects on shares, respectively, caused by outstanding common stock options, warrants and unvested restricted stock units, using the treasury stock method, if the inclusion of such instruments would be dilutive.

For the periods presented, only the denominator of 2019 basic income per share was adjusted for the dilutive effects described above. The following table presents those effects:

Year ended December 31, 2019
Weighted average shares outstanding, basic	22,414,194
Dilutive impact of:
Restricted stock units	377,852
Stock options	673,364
Warrants	143,452
Weighted average shares outstanding, diluted	23,608,862

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding, as they would have been anti-dilutive:

	Year ended December 31,
	2020	2019	2018
Restricted stock units	684,852	29,897	605,626
Stock options	3,577,605	1,963,760	3,402,415
Warrants	348,664	—	838,664

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(k)	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted a comprehensive new five-step framework for revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. Topic 606 replaced prior revenue recognition guidance. The Company recognized a $2,818 cumulative-effect adjustment upon adoption of Topic 606 to establish contract assets and liabilities in accordance with the standard. No prior periods were restated. All periods included in the financial statements are presented in accordance with Topic 606.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” or ASU 2016-02. ASU 2016-02 introduced a new lease model that brings most leases on the balance sheet. It also eliminates the required use of bright-line tests in current U.S. GAAP for determining lease classification. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provided an alternative transition method permitting the recognition of a cumulative-effect adjustment on the date of adoption rather than restating comparative periods in transition as originally prescribed by Topic 842. The Company adopted this guidance as of January 1, 2019. The Company elected the optional transition method to account for the impact of the adoption with a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company opted to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and certain other practical expedients, including the use of hindsight to determine the lease term for existing leases and in assessing impairment of the right-of-use asset, and the exception for short-term leases. For its current classes of underlying assets, the Company did not elect the practical expedient under which the lease components would not be separated from the nonlease components. At January 1, 2019, the Company recorded a right -of-use asset of $692 and an operating lease liability of $728.

On January 1, 2020, the Company adopted ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement,” or ASU 2018-13. ASU 2018-13 removes, modifies and adds certain disclosure requirements in Topic 820 “Fair Value Measurement”. There was no impact upon adoption because the Company is not currently required to provide any of the disclosures impacted by the new standard.

On January 1, 2021, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13, a new standard for measuring expected credit losses. That guidance impacts the measurement of doubtful accounts receivable, among other things. The adoption had no impact to our consolidated financial statements.
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

The accounting requirements for reporting the Separation of Baudax Bio as a discontinued operation were met when the Separation was completed. Accordingly, the accompanying consolidated financial statements for all periods presented reflect the Acute Care business as a discontinued operation, except for certain corporate overhead costs and certain costs associated with transition services provided by Baudax Bio to the Company following the Separation, which are included in continuing operations.

At December 31, 2019, the current liability of discontinued operation was $1,172 and consisted almost entirely of accrued expenses paid in early 2020.

The following table presents the expenses of the Acute Care business that are included within loss on discontinued operations:

	Year ended December 31,
	2019	2018
Operating expenses:
Research and development	$19,471	$35,583
Selling, general and administrative	18,441	22,441
Change in contingent consideration valuation	(14,783)	8,499
Total operating expenses	23,129	66,523
Other expense, net	(126)	(132)
Loss on discontinued operations	$(23,255)	$(66,655)

(4)	Fair Value of Financial Instruments

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

Items measured at fair value on a recurring basis

Cash equivalents of $6,583 and $11,609 at December 31, 2020 and 2019, respectively, consisted entirely of money market mutual funds whose fair value were determined using Level 1 measurements.

The reconciliation of warrants measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrants
Balance at December 31, 2017	$3,406
Exercise of warrants	(2,589)
Remeasurement	284
Balance at December 31, 2018	$1,101
Exercise of warrants	(3,217)
Remeasurement	2,116
Balance at December 31, 2019	$—

Fair value disclosures

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of December 31, 2020, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses and approximate fair value due to the short-term nature of these instruments.

The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of its debt, a level 2 measurement, approximated fair value at December 31, 2020 as (i) the terms of borrowings under the Credit Agreement are equivalent to the terms of other borrowings currently available to the Company through its recently completed debt refinancing process; and (ii) the fair value of the PPP Note, which carries a fixed interest rate below market, is not materially different from its carrying value.
(5)	Inventory

Inventory is stated at the lower of cost and net realizable value. Included in inventory are raw materials and work-in-process used in the production of commercial products. Items are issued out of inventory using the first-in, first-out method.

Inventory was as follows:

	December 31, 2020	December 31, 2019
Raw materials	$3,373	$3,240
Work in process	5,061	6,430
Finished goods	3,544	5,892
Inventory, prior to provision	11,978	15,562
Provision for inventory obsolescence	(366)	(490)
Inventory	$11,612	$15,072

Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Inventory is primarily ordered to meet specific customer orders and largely reflects demand. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration and quality concerns.

(6)	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31, 2020	December 31, 2019
Land	$3,263	$3,263
Building and improvements	20,924	20,900
Furniture, office and computer equipment	5,879	5,847
Manufacturing equipment	39,349	35,699
Construction in progress	5,568	729
Property, plant and equipment, gross	74,983	66,438
Less: accumulated depreciation	(31,142)	(24,226)
Property, plant and equipment, net	$43,841	$42,212

For the year ended December 31, 2020, depreciation expense includes $966 of impairment expense related to assets associated with a discontinued product, and $301 of interest expense was capitalized to construction in process.
(7)	Intangible Assets

The following table presents the components of our profit-sharing and contract manufacturing relationships asset, which was the only class of intangible asset for the periods presented:

	December 31, 2020	December 31, 2019
Cost	$15,500	$15,500
Accumulated amortization	(14,800)	(12,217)
Net intangible assets	$700	$3,283

At December 31, 2020, remaining amortization expense of $700 is scheduled to be recognized in 2021.
(8)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2020	December 31, 2019
Payroll and related costs	$1,481	$2,958
Current portion of contract liabilities (see note 12)	1,447	337
Property, plant and equipment	551	88
Professional and consulting fees	432	370
Other	614	571
Total	$4,525	$4,324

(9)	Commitments and Contingencies

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

Purchase Commitments

As of December 31, 2020, the Company had outstanding non-cancelable purchase commitments in the aggregate amount of $3,641 related to inventory, capital expenditures and other goods and services.

Certain Compensation and Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers that provide for, among other things, severance commitments should the Company terminate the named executive officers for convenience or if certain events occur following a change in control. The Company’s potential payments to executives under those agreements was $1,250 at December 31, 2020.
(10)	Debt

The carrying value of debt consists of the following as of December 31, 2020:

	Term loans under Credit Agreement	PPP Note	Total
Principal balance outstanding	$116,000	$3,316	$119,316
Unamortized deferred issuance costs	(10,359)	—	(10,359)
Exit fee accretion	614	—	614
Total debt	106,255	3,316	109,571
Current portion of debt	—	(1,474)	(1,474)
Debt, net	$106,255	$1,842	$108,097

The following table presents the maturity of debt principal as of December 31, 2020 (including exit fee):

	Term loans under Credit Agreement	PPP Note	Total
2021	$—	$1,474	$1,474
2022	12,120	1,842	13,962
2023	105,040	—	105,040
Total debt	$117,160	$3,316	$120,476

Term Loans under Credit Agreement

The Company is currently party to a credit agreement (the “Credit Agreement”) with Athyrium Opportunities III Acquisition LP (“Athyrium”). On February 19, 2021, we amended the Credit Agreement as described in note 18. The amendment changed many of the terms of the Credit Agreement described below, all of which are as of or for periods through December 31, 2020.

The Credit Agreement has been fully drawn in the form of term loans. The Company was required to repay quarterly installments of $3,030 beginning on March 31, 2022, with the remaining outstanding principal balance plus exit fee due on March 31, 2023.

The Credit Agreement was amended from time to time. The most recent amendment in November 2020 resulted in the prepayment without penalty of $9,000 principal and a $90 exit fee in addition to certain changes to the terms of the debt.

The term loans under the Credit Agreement included a rate of interest equal to the three-month LIBOR rate, with a 1% floor plus 9.75% per annum. The term loans require the Company to pay a 1% exit fee on all repayments, which was, in the aggregate, $1,160 at December 31, 2020. The cumulative exit fee accreted as of December 31, 2020 is $614. The exit fees are being accreted to the carrying amount of the debt using the effective interest method over the term of the loan. In addition, if there is an early repayment, there is a sliding scale of prepayment penalties beginning with a 10% penalty and including a make-whole interest payment. No prepayment penalties are assessed for payments made after March 31, 2022.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis, including maintaining a permitted leverage ratio (which is the Company’s indebtedness under the Credit Agreement divided by EBITDA, each as defined in the Credit Agreement) and liquidity amount. As of December 31, 2020, the Company was in compliance with its covenants under the Credit Agreement.

In connection with the Credit Agreement, the Company issued warrants to each of Athyrium and its affiliate, Athyrium Opportunities II Acquisition LP (“Athyrium II”), to purchase an aggregate of 348,664 shares of the Company’s common stock with a current exercise price of $1.73 per share. See note 11 for additional information. The warrants are exercisable through November 17, 2024.

In connection with the Credit Agreement and four subsequent amendments, the Company has paid financing costs, has incurred costs to record and subsequently adjust the value of the warrants described above and has been accreting the exit fee described above. These costs are being recognized in interest expense using the effective interest method over the term of the Credit Agreement, resulting in $5,510, $5,412 and $1,287 of non-cash interest expense in 2020, 2019 and 2018, respectively.

At December 31, 2020, the overall effective interest rate, including cash paid for interest and non-cash interest expense, was 15.04%.

Paycheck Protection Program (“PPP”) Note

On May 12, 2020, the Company entered into a $4,416 promissory note with PNC Bank under the Small Business Administration (“SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act,” collectively the “PPP Note”). On May 18, 2020, the Company prepaid $1,100 of the note in order to comply with the SBA’s limitations on the amount that could be borrowed at that time.

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

The PPP Note may be partially or fully forgiven if the Company complies with the provisions of the CARES Act, including the use of note proceeds for payroll costs, rent, utilities and other expenses, and at least 60% of the note proceeds must be used for payroll costs as defined by the CARES Act. Any forgiveness of the note will be subject to approval by both the SBA and PNC Bank of an application for forgiveness, which the Company submitted on October 6, 2020. SBA and PNC Bank are currently required to provide the Company a forgiveness decision during the first half of 2021. Should the Company meet the requirements for forgiveness, it would extinguish the note upon receiving legal release from PNC Bank and record a gain on extinguishment in that period.

(11)	Shareholders’ Equity or Deficit

Capital raises

The following table presents the Company’s capital raises since its initial public offering:

	Date or period	Shares of common stock issued	Gross proceeds	Offering expenses	Net proceeds
Initial public offering	March 12, 2014	4,312,500	$34,500	$(4,244)	$30,256
Private placement	July 7, 2015	1,379,311	16,000	(1,188)	14,812
Underwritten public offering	August 19, 2016	1,986,666	14,900	(1,533)	13,367
Underwritten public offering	December 16, 2016	6,670,000	40,020	(3,132)	36,888
2018 common stock purchase agreement	Year ended December 31, 2018	1,950,000	16,999	—	16,999
2019 common stock purchase agreement	Fourth quarter 2020	4,690,972	11,172	(78)	11,094

Aspire Common Stock Purchase Agreements

The Company is currently party to an amended common stock purchase agreement with Aspire Capital Fund LLC (“Aspire Capital”) originally entered into during 2019. The amended agreement provided that, upon the terms and subject to the conditions and limitations set forth in the agreement, Aspire Capital was committed to purchase, at the Company’s sole election, up to an aggregate of $30,000 or 4,690,972 additional shares of common stock. From November 10 to December 29, 2020, all available shares were sold under the agreement at a discount of 3.2% the average closing stock price over that period. Previously, the Company was party to a common stock purchase agreement entered into during 2018.

In connection with entering into these agreements, the Company issued commitment shares to Aspire Capital of 34,762 with a fair value of $301 in 2019 and 33,040 with a fair value of $357 in 2018. No additional shares were available to issue under the common stock purchase agreements at December 31, 2020.

Warrants

At December 31, 2020, warrants to purchase 348,664 shares of common stock were outstanding. The warrants are held by Athyrium, equity-classified, exercisable at $1.73 per share and expire in November 2024.

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

(12)	Revenue Recognition

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

The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities
Balance at December 31, 2019	$8,851	$337
Changes to the beginning balance of contract assets arising from:
Reclassification to receivables as a result of rights to consideration becoming unconditional	(13,496)	—
Changes in estimate	4,645	—
Contract assets recognized since beginning of period, net of reclassification to receivables and changes in estimates	7,330	—
Changes to contract liabilities:
Cash received in advance of contract performance	—	7,241
Revenue recognized	—	(4,883)
Balance at December 31, 2020	$7,330	$2,695
Less: noncurrent portion	—	(1,248)
Current portion	$7,330	$1,447

The following table disaggregates revenue by timing of revenue recognition:

	Year ended December 31,
	2020	2019	2018
Point in time	$61,616	$96,346	$76,270
Over time	4,883	2,873	1,077
Total	$66,499	$99,219	$77,347

The Company’s payment terms for manufacturing revenue and development services are typically 30 to 45 days. Profit-sharing revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.
(13)	Retirement Plan

The Company has a voluntary 401(k) savings plan in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan were $941 for 2020, $926 for 2019 and $860 for 2018.
(14)	Stock-Based Compensation

In October 2013, the Company established an equity incentive plan that has been subsequently amended and restated to become the 2018 Amended and Restated Equity Incentive Plan (the “A&R Plan”) At December 31, 2020, a total of 3,923,453 shares were available for future grants under the A&R Plan. On December 1st of each year, pursuant to the “Evergreen” provision of the A&R Plan, the number of shares available under the A&R Plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year.

Stock options

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years.

The following table presents information about the fair value of stock options granted:

	Year ended December 31,
	2020	2019	2018
Weighted average grant date fair value	$5.14	$5.72	$5.95
Assumptions used to determine fair value:
Range of expected option life	5.5 - 6 years	5.5 - 6 years	5.5 - 6 years
Expected volatility	75 - 81%	78 - 82%	73 - 82%
Risk-free interest rate	0.3 - 1.4%	1.6 - 2.7%	2.3 - 3.0%
Expected dividend yield	—	—	—

The intrinsic value of options exercised was $1,058 in 2020, $5,227 in 2019 and $1,322 in 2018.

The following table presents information about recent stock option balances and activity:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life
Balance, December 31, 2019	3,695,649	$7.97
Granted	692,430	7.66
Exercised	(178,747)	4.52
Forfeited or expired	(302,322)	8.55
Balance, December 31, 2020	3,907,010	8.03	$76	6.8 years
Exercisable	2,610,656	8.22	56	5.8 years

Included in the table above are 571,175 options outstanding as of December 31, 2020 that were granted outside the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Restricted stock units

Restricted stock units (“RSUs”) vest over six months to four years depending on the purpose of the award. The fair value of RSUs on the date of grant is measured as the closing price of our common stock on that date. The weighted average grant-date fair value of RSUs awarded to employees was $5.34 in 2020, $10.95 in 2019 and $7.97 in 2018. The fair value of RSUs vested was $4,039 in 2020, $6,030 in 2019 and $1,351 in 2018, respectively.

The following table presents information about recent RSU activity:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2019	1,197,502	$10.92
Granted	1,258,409	5.34
Vested	(593,701)	13.28
Forfeited	(345,391)	9.55
Balance, December 31, 2020	1,516,819	5.67

Included in the table above are 227,447 time-based RSUs outstanding at December 31, 2020 that were granted outside of the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Other information

The following table presents the classification of stock-based compensation expense:

	Year ended December 31,
	2020	2019	2018
Cost of sales	$3,754	$1,753	$1,034
Selling, general and administrative expenses	6,314	4,438	3,064
Research and development	—	—	181
Continuing operations	$10,068	$6,191	$4,279
Discontinued operations	—	2,903	2,850
Total	$10,068	$9,094	$7,129

For the year ended December 31, 2020, stock-based compensation expense included awards issued to the Company’s employees as well as Baudax Bio employees that provided services to the Company through the transition services agreement and certain other related agreements (see note 3). In accordance with the terms of those agreements, the Recro equity grants held by such former employees continued to vest in accordance with their respective vesting schedules. Any stock-based compensation expense with respect to former employees who continue to vest based on their employment service at Baudax Bio but no longer provide services to the Company is not reflected in the Company’s financial statements.

As of December 31, 2020, there was $8,769 of unrecognized compensation expense related to unvested options and time-based RSUs that are expected to vest and will be expensed over a weighted average period of 2.7 years. As of December 31, 2020, there was $2,624 of unrecognized compensation expense related to unvested performance-based RSUs.

(15)	Income Taxes

All of the Company’s income from continuing operations is domestic. The components of the income tax provision from continuing operations are as follows:

	Year ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$(130)
State and local	—	—	1
Total current	—	—	(129)
Deferred:
Federal	(5,539)	1,368	124
State and local	(1,596)	(356)	(1,327)
Total deferred	(7,135)	1,012	(1,203)
Change in valuation allowance	7,135	(1,012)	18,768
Income tax expense	$—	$—	$17,436

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate from continuing operations is as follows:

	Year ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21%	21%	21%
State taxes, net of federal benefit	6%	(8)%	(30)%
Nondeductible expenses	(1)%	11%	—
Research and development credits	—	(3)%	(21)%
Change in valuation allowance	(26)%	(22)%	430%
Other	—	1%	(1)%
Effective income tax rate	—	—	399%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$37,127	$35,052
Interest expense	11,380	6,966
Stock-based compensation	4,683	4,441
Research and development credits	4,443	4,443
Capitalized start-up costs	1,438	1,588
Other temporary differences	1,194	828
Gross deferred tax asset	60,265	53,318
Valuation allowance	(52,349)	(45,214)
Net deferred tax asset	7,916	8,104
Deferred tax liabilities:
Depreciation	(5,511)	(5,308)
Deferred revenue	(2,084)	(2,533)
Other	(321)	(263)
Deferred tax liability	(7,916)	(8,104)
Net deferred taxes	$—	$—

The net deferred tax asset and deferred tax liability shown in the table above are each noncurrent and offset one another for financial reporting purposes, resulting in no presentation on the consolidated balance sheet.

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

In 2018, the Company recorded a valuation allowance against its U.S. and state deferred tax assets based on the available positive and negative evidence available. An important aspect of objective negative evidence evaluated was the Company’s historical operating results over the prior three-year period. The Company maintains the valuation allowance as of December 31, 2020 as a result of historical losses, inclusive of discontinued operations, during the most recent three-year period. The Company will re-evaluate the need for a valuation allowance in future periods based on its operating results as a standalone entity.

The following table summarizes carryforwards of Federal net operating losses and tax credits as of December 31, 2020:

	Amount	Expiration
Federal net operating losses, 2008 to 2017	$8,200	2028 – 2037
Federal net operating losses, 2018 to 2020	122,418	No expiration
State net operating losses	127,368	2028 – 2040
Federal and state research and development credits	4,360	2028 – 2039

Under the Tax Reform Act of 1986, as amended (the “Act”), the utilization of a corporation’s net operating loss and research and development tax credit carryforwards is limited following a greater than 50% change in ownership during a three-year period. Any unused annual limitation may be carried forward to future years for the balance of the carryforward period. The Company has done an analysis to determine whether or not ownership changes, as defined by the Act, have occurred since inception. The Company determined that it experienced ownership changes, as defined by the Act, during the 2008, 2014 and 2016 tax years as a result of past financings; accordingly, the Company’s ability to utilize the aforementioned carryforwards will be limited. In addition, state net operating loss carryforwards may be further limited, including in Pennsylvania, which has a limitation of 40% of taxable income after modifications and apportionment on state net operating losses utilized in any one year during tax years beginning 2019.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts have been recognized in the Company’s statements of operations. Due to net operating loss and tax credit carry forwards that remain unutilized, income tax returns for tax years from inception through 2020 remain subject to examination by the taxing jurisdictions.
(16)	Leases

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

The following table presents the operating lease amounts recognized on our consolidated balance sheets:

		December 31,
	Balance sheet classification	2020	2019
Asset	Other assets	$486	$485
Liabilities:
Current	Accrued expenses and other current liabilities	145	148
Noncurrent	Other liabilities	366	367

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

Undiscounted future lease payments for the development lease, which was the only material noncancelable lease at December 31, 2020, were as follows:

December 31, 2020
2021	$156
2022	156
2023	156
2024	156
2025 and thereafter	91
Total lease payments	715
Less imputed interest	(204)
Total operating lease liabilities	$511

At December 31, 2020, the weighted average remaining lease term was 4.5 years, and the weighted average discount rate was 16%. Total lease cost was $310 for 2020 and $306 for 2019.
(17)	Related Party Transactions

Baudax Bio became a related party to the Company following the Separation. As part of the Separation, the Company entered into a transition services agreement with Baudax Bio. Under the transition services agreement, Baudax Bio provides certain services to the Company, each related to corporate functions, which are charged to the Company. Additionally, the Company may incur expenses that are directly related to Baudax Bio after the Separation, which are billed to Baudax Bio. As a result of these activities, the Company was due $65 from and owed $273 to its former Acute Care business at December 31, 2020 and 2019, respectively.

During 2020 and 2019, the Company recorded expense of $1,964 and $206 related to its transition services agreement with Baudax Bio. These expenses are classified as selling, general and administrative expenses.

(18)	Subsequent events

On February 19, 2021, the Company entered into the Fifth Amendment to Credit Agreement and Investment Documents (the “Fifth Amendment”) with Athyrium (see note 10). The Fifth Amendment provides for (i) the repayment by the Company of $16.0 million of the outstanding principal amount of the loans issued under the Credit Agreement, (ii) a reduction of the interest rate on the remaining loans outstanding, and (iii) permits an equity issuance in connection with the Fifth Amendment. The Fifth Amendment also changes certain other terms and covenants contained the Credit Agreement that allow the Company to pursue additional acquisitions as well as easing certain requirements surrounding the financial covenants, including the liquidity the Company is required to maintain as well as the threshold for compliance with the consolidated leverage ratio.

On February 19, 2021, the Company entered into a Stock Issuance Agreement (the “Stock Issuance Agreement”) with Athyrium for the sale by the Company in a private placement of 2,202,420 of the Company’s common stock as consideration for Athyrium’s entrance into the Fifth Amendment and reduction in the amount of principal and interest outstanding under the Credit Agreement and payments of accrued and unpaid interest and an exit fee in an aggregate amount equal to $9,360,285.