Form 10-Q
period 2021-03-31
Recro Pharma, Inc.
filed 2021-05-06
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-36329

Recro Pharma, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	26-1523233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 E. Uwchlan Ave, Suite 112, Exton, Pennsylvania	19341
(Address of principal executive offices)	(Zip Code)

(770) 534-8239

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, par value $0.01	REPH	The NASDAQ Stock Market LLC

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

As of April 29, 2021, there were 31,026,147 shares of common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$11,558	$23,760
Accounts receivable	12,428	9,033
Contract asset	6,994	7,330
Inventory	8,636	11,612
Prepaid expenses and other current assets	2,325	2,334
Total current assets	41,941	54,069
Property, plant and equipment, net	42,770	43,841
Intangible assets, net	54	700
Goodwill	4,319	4,319
Other assets	470	486
Total assets	$89,554	$103,415
Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	$1,538	$1,804
Current portion of debt	2,579	1,474
Accrued expenses and other current liabilities	3,989	4,525
Total current liabilities	8,106	7,803
Debt, net	88,899	108,097
Other liabilities	1,273	1,615
Total liabilities	98,278	117,515
Commitments and contingencies (note 8)
Shareholders’ deficit:
Preferred stock, $0.01 par value. 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value. 50,000,000 shares authorized, 31,013,319 and 28,601,358 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	310	286
Additional paid-in capital	232,111	219,998
Accumulated deficit	(241,145)	(234,384)
Total shareholders’ deficit	(8,724)	(14,100)
Total liabilities and shareholders’ deficit	$89,554	$103,415

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(amounts in thousands, except share and per share data)	2021	2020
Revenue	$16,803	$21,777
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	14,337	18,254
Selling, general and administrative	4,683	5,446
Amortization of intangible assets	646	646
Total operating expenses	19,666	24,346
Operating loss	(2,863)	(2,569)
Interest expense	(3,898)	(5,123)
Net loss	$(6,761)	$(7,692)

Loss per share, basic and diluted	$(0.23)	$(0.33)
Weighted average shares outstanding	29,737,864	23,394,767

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Deficit

(Unaudited)

	Common stock		Additional	Accumulated
(amounts in thousands, except share data)	Shares	Amount	paid-in capital	deficit	Total
Balance, December 31, 2020	28,601,358	$286	$219,998	$(234,384)	$(14,100)
Issuance of common stock, net of costs	2,202,420	22	9,318	—	9,340
Stock-based compensation expense	—	—	3,133	—	3,133
Vesting of restricted stock units, net	209,541	2	(338)	—	(336)
Net loss	—	—	—	(6,761)	(6,761)
Balance, March 31, 2021	31,013,319	$310	$232,111	$(241,145)	$(8,724)

Balance, December 31, 2019	23,312,928	$233	$199,938	$(206,883)	$(6,712)
Stock-based compensation expense	—	—	3,231	—	3,231
Exercise of stock options, net	37,063	—	(105)	—	(105)
Vesting of restricted stock units, net	105,242	1	(917)	—	(916)
Net loss	—	—	—	(7,692)	(7,692)
Balance, March 31, 2020	23,455,233	$234	$202,147	$(214,575)	$(12,194)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(amounts in thousands)	2021	2020
Cash flows from operating activities, continuing operations:
Net loss	$(6,761)	$(7,692)
Adjustments to reconcile net loss to net cash provided by operating activities, continuing operations:
Stock-based compensation expense	3,133	3,231
Non-cash interest expense	1,462	1,460
Depreciation expense	1,436	1,500
Amortization of intangible assets	646	646
Changes in operating assets and liabilities:
Accounts receivable	(3,395)	(97)
Contract asset	336	(901)
Inventory	2,976	3,028
Prepaid expenses and other assets	110	1,078
Accounts payable, accrued expenses and other liabilities	(32)	1,285
Net cash (used in) provided by operating activities, continuing operations	(89)	3,538
Cash flows from investing activities
Purchases of property and equipment	(1,477)	(620)
Net cash used in investing activities	(1,477)	(620)
Cash flows from financing activities:
Cash portion of $16,160 reduction to debt principal and accrued exit fee	(10,100)	—
Payment of deferred financing costs	(200)	—
Net payments related to vesting of restricted stock units	(336)	(1,151)
Net proceeds related to exercise of stock options	—	130
Net cash used in financing activities	(10,636)	(1,021)
Net (decrease) increase in cash and cash equivalents from continuing operations	(12,202)	1,897
Cash flows used in discontinued operating activities	—	(1,172)
Cash and cash equivalents, beginning of period	23,760	19,148
Cash and cash equivalents, end of period	$11,558	$19,873
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,495	$3,693
Issuance of common stock to reduce debt principal and accrued exit fees	6,060	—
Issuance of common stock to settle interest obligations	3,211	—
Purchases of property, plant and equipment included in accrued expenses and accounts payable	132	702

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

The Company has incurred net losses since inception and has an accumulated deficit of $241,145 as of March 31, 2021, which is mostly related to the activities of its former research and development business, which it spun-out in 2019. The Company’s future operations are highly dependent on the continued profitability of its manufacturing operations. Management believes that it is probable that the Company will be able to meet its obligations as they become due within at least one year after the date the financial statements are issued.

(2) Summary of significant accounting principles

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. In accordance with Securities and Exchange Commission ("SEC") rules for interim financial statements, certain information required by U.S. GAAP may be condensed or omitted. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The impairment analysis for goodwill consists of an optional qualitative assessment potentially followed by a quantitative analysis. If the Company determines that the carrying value of its reporting unit exceeds its fair value, an impairment charge is recorded for the excess.

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstances occurs that would require reassessment of the recoverability of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance, anticipated changes in industry and market conditions, and competitive environments.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful life. The Company is required to review the carrying value of definite-lived intangible assets for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded as of March 31, 2021 and December 31, 2020.

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

For all periods presented, the Company incurred a net loss. In periods of net loss, the inclusion of dilutive securities would be antidilutive because it would reduce the amount of loss incurred per share. As a result, no additional dilutive shares were included in diluted loss per share, and there were no differences between basic and diluted loss per share.

The following table presents the potentially dilutive securities that were excluded from the computations of diluted loss per share:

	Three months ended March 31,
	2021	2020
Restricted stock units	695,603	428,886
Stock options	4,173,680	1,421,549
Warrants	348,664	348,664

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recently adopted accounting pronouncements

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

On January 1, 2021, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” or ASU 2016-13, a new standard for measuring expected credit losses. That guidance impacts the measurement of doubtful accounts receivable, among other things. There was no impact upon adoption because the Company does not currently have any significant exposure to credit losses.

(3) Fair value of financial instruments

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

Items measured at fair value on a recurring basis

Cash equivalents of $7,411 at March 31, 2021 and $6,583 at December 31, 2020 consisted entirely of money market mutual funds whose fair value were determined using Level 1 measurements.

Fair value disclosures

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of March 31, 2021, the financial assets and liabilities recorded on the Consolidated Balance Sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses and approximate fair value due to the short-term nature of these instruments.

The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of its debt, a level 2 measurement, approximated fair value at March 31, 2021 as (i) the Credit Agreement was recently amended in February 2021, which included a reduction to the interest rate margin by 1.5% and other amendments to match current market conditions; and (ii) the fair value of the PPP Note, which carries a fixed interest rate below market, is not materially different from its carrying value.

(4) Inventory

Inventory is stated at the lower of cost or net realizable value. Included in inventory are raw materials and work-in-process used in the production of commercial products. Items are issued out of inventory using the first-in, first-out method.

Inventory was as follows:

	March 31, 2021	December 31, 2020
Raw materials	$3,425	$3,373
Work in process	2,124	5,061
Finished goods	3,423	3,544
Inventory, prior to provision	8,972	11,978
Provision for inventory obsolescence	(336)	(366)
Inventory	$8,636	$11,612

Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Inventory is primarily ordered to meet specific customer orders and largely reflects demand. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration and quality concerns.

(5) Property, plant and equipment

Property, plant and equipment consists of the following:

	March 31, 2021	December 31, 2020
Land	$3,263	$3,263
Building and improvements	20,924	20,924
Furniture, office and computer equipment	5,826	5,879
Manufacturing equipment	45,147	39,349
Construction in progress	135	5,568
Property, plant and equipment, gross	75,295	74,983
Less: accumulated depreciation	(32,525)	(31,142)
Property, plant and equipment, net	$42,770	$43,841

In the first quarter of 2021, $65 of interest expense was capitalized to construction in process.

(6) Intangible assets

The following table presents the components of the profit-sharing and contract manufacturing relationships asset, which was the only class of intangible asset for the periods presented:

	March 31, 2021	December 31, 2020
Cost	$15,500	$15,500
Accumulated amortization	(15,446)	(14,800)
Net intangible assets	$54	$700

The profit-sharing and contract manufacturing relationships are being amortized over a six-year estimated useful life. At March 31, 2021, remaining amortization expense of $54 is expected to be recognized in the second quarter of 2021.

(7) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
Payroll and related costs	$1,535	$1,481
Current portion of contract liabilities (see note 11)	1,397	1,447
Property, plant and equipment	—	551
Professional and consulting fees	366	432
Other	691	614
Total	$3,989	$4,525

(8) Commitments and contingencies

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

On May 31, 2018, a securities class action lawsuit (the “Securities Litigation”) was filed against the Company and certain of its officers and directors in the U.S. District Court for the Eastern District of Pennsylvania (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder, based on statements made by the Company concerning the New Drug Application (“NDA”) for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, the Company filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, the Company filed its response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to the Company’s motion to dismiss on August 17, 2020. On September 16, 2020, the Company filed a reply in support of its motion to dismiss. On March 1, 2021, the Company’s second motion to dismiss was denied. The parties are engaged in discussions to see if the matter can be resolved, and all deadlines in the case have been continued until June 21, 2021.

In connection with the separation of the Company's former acute care research and development business into a new standalone entity named Baudax Bio, Inc. ("Baudax Bio"), Baudax Bio accepted assignment by the Company of all of its obligations in connection with the Securities Litigation and agreed to indemnify it for all liabilities related to the Securities Litigation. The Company and Baudax Bio believe that the lawsuit is without merit and intend to vigorously defend against it, unless and until a resolution satisfactory to the Company can be achieved.

Purchase commitments

As of March 31, 2021, the Company had outstanding cancelable and non-cancelable purchase commitments in the aggregate amount of $3,737 related to inventory, capital expenditures and other goods and services.

Employment agreements and certain other contingencies

The Company has entered into employment agreements with each of its named executive officers that provide for, among other things, severance commitments of up to $1,250 should the Company terminate the named executive officers for convenience or if certain events occur following a change in control. In addition, the Company is subject to other contingencies of up to $3,566 in the aggregate if certain events occur following a change in control.

(9) Debt

The carrying value of debt consists of the following as of March 31, 2021:

	Term loans under Credit Agreement	PPP Note	Total
Principal balance outstanding	$100,000	$3,316	$103,316
Unamortized deferred issuance costs	(12,352)	—	(12,352)
Exit fee accretion	514	—	514
Total debt	88,162	3,316	91,478
Current portion of debt	—	(2,579)	(2,579)
Debt, net	$88,162	$737	$88,899

The following table presents the maturity of debt principal as of March 31, 2021 (including exit fee):

	Term loans under Credit Agreement	PPP Note	Total
Remainder of 2021	$—	$1,474	$1,474
2022	—	1,842	1,842
2023	101,000	—	101,000
Total debt	$101,000	$3,316	$104,316

Term loans under Credit Agreement

The Company is currently party to a credit agreement (the “Credit Agreement”) with Athyrium Opportunities III Acquisition LP (“Athyrium”). The Credit Agreement has been fully drawn in the form of $48,000 of term A loans and $52,000 of term B loans, all of which mature on March 31, 2023.

The Credit Agreement has been amended from time to time. The most recent amendment in February 2021 resulted in a reduction of $16,000 principal, a reduction of 1.5% in the stated interest rate, and a $160 settlement of accrued exit fees in exchange for $10,100 of cash and $9,271, or 2,202,420 shares, of common stock issued, as well as certain other changes to the terms of the debt. Of the total common stock issued, $6,060 was applied to the principal balance and accrued exit fee, and substantially all of the remainder was added to unamortized deferred financing costs and will be amortized as interest over the remaining term of the debt.

The term loans under the Credit Agreement included a rate of interest equal to the three-month LIBOR rate, with a 1% floor plus 8.25% per annum. The term loans require the Company to pay a 1% exit fee on all repayments. At March 31, 2021, the aggregate exit fee payable was $1,000, and the cumulative exit fee accreted was $514. The exit fees are being accreted to the carrying amount of the debt using the effective interest method over the term of the loan. In addition, if the Company makes any prepayments prior to maturity, the Company would be subject to the following prepayment premiums as a percentage of the amount repaid: (i) term A loans at 2.5% through March 31, 2022 with no penalty thereafter; and (ii) term B loans at 5.0% through March 31, 2022 and 2.5% thereafter.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis, including maintaining a permitted leverage ratio (which is the Company’s indebtedness under the Credit Agreement divided by EBITDA, each as defined in the Credit Agreement) and liquidity amount. As of March 31, 2021, the Company was in compliance with its covenants under the Credit Agreement.

In connection with the Credit Agreement, the Company issued warrants to each of Athyrium and its affiliate, Athyrium Opportunities II Acquisition LP (“Athyrium II”), to purchase an aggregate of 348,664 shares of the Company’s common stock with an exercise price of $1.73 per share. See note 10 for additional information. The warrants are exercisable through November 17, 2024.

In connection with the Credit Agreement and five subsequent amendments, the Company has paid financing costs, has incurred costs to record and subsequently to adjust the value of the warrants described above and has been accreting the exit fee described above. These costs are being recognized in interest expense using the effective interest method over the term of the Credit Agreement, resulting in non-cash interest expense of $1,462 in the first quarter of 2021 and $1,460 in the first quarter of 2020.

At March 31, 2021, the overall effective interest rate, including cash paid for interest and non-cash interest expense, was 15.65%.

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

The PPP Note may be partially or fully forgiven if the Company complies with the provisions of the CARES Act and related guidance, including the use of note proceeds for covered payroll costs, rent, utilities and other expenses, and at least 60% of the note proceeds are used for covered payroll costs as defined by the CARES Act and related guidance. Any forgiveness of the note will be subject to approval by both the SBA and PNC Bank of an application for forgiveness, which the Company submitted on October 6, 2020. SBA and PNC Bank were originally expected to provide the Company a forgiveness decision during the first half of 2021, but since the SBA is not providing forgiveness decisions within its publicly announced timeframes, the forgiveness decision could be further delayed. Should the Company meet the requirements for forgiveness, it would extinguish the note upon receiving a legal release from PNC Bank and record a gain on extinguishment in that period. Should the Company not meet the requirements for forgiveness, monthly principal payments of $368 would become due beginning September 2021 through maturity, and accrued interest of $46 would become payable in September 2021.

(10) Shareholders’ equity or deficit

Capital raises

The following table presents the Company’s capital raises since its initial public offering:

	Date or period	Shares of common stock issued	Gross proceeds	Offering expenses	Net proceeds
Initial public offering	March 12, 2014	4,312,500	$34,500	$(4,244)	$30,256
Private placement	July 7, 2015	1,379,311	16,000	(1,188)	14,812
Underwritten public offering	August 19, 2016	1,986,666	14,900	(1,533)	13,367
Underwritten public offering	December 16, 2016	6,670,000	40,020	(3,132)	36,888
2018 common stock purchase agreement with Aspire Capital	Year ended December 31, 2018	1,950,000	16,999	—	16,999
2019 common stock purchase agreement with Aspire Capital	Fourth quarter 2020	4,690,972	11,172	(78)	11,094

Aspire common stock purchase agreement

The Company is currently party to an amended common stock purchase agreement with Aspire Capital Fund LLC (“Aspire Capital”) originally entered into during 2019, and most recently amended in February 2021 (as amended, the “2019 Common Stock Purchase Agreement”). The 2019 Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate value of $41,172 in shares of common stock or a maximum of 6,199,299 shares of common stock after February 26, 2021.

Athyrium stock issuance agreement

In February 2021, the Company entered into a stock issuance agreement with Athyrium in connection with an amendment to its Credit Agreement. See note 9 for additional details.

Warrants

At March 31, 2021, warrants to purchase 348,664 shares of common stock were outstanding. The warrants are held by Athyrium, equity-classified, exercisable at $1.73 per share and expire in November 2024. See note 9 for additional details.

(11) Revenue recognition

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

The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities
Balance at December 31, 2020	$7,330	$2,695
Changes to the beginning balance of contract assets arising from:
Reclassification to receivables as a result of rights to consideration becoming unconditional	(7,143)	—
Changes in estimate	1,185	—
Contract assets recognized since beginning of period, net of reclassification to receivables and changes in estimates	5,622	—
Changes to contract liabilities:
Cash received in advance of contract performance	—	1,284
Revenue recognized	—	(1,656)
Balance at March 31, 2021	$6,994	$2,323
Less: noncurrent portion	—	(926)
Current portion	$6,994	$1,397

The following table disaggregates revenue by timing of revenue recognition:

	Three Months ended March 31,
	2021	2020
Point in time	$15,147	$21,055
Over time	1,656	722
Total	$16,803	$21,777

The Company’s payment terms for manufacturing revenue and development services are typically 30 to 45 days. Profit-sharing revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.

(12) Stock-based compensation

In October 2013, the Company established an equity incentive plan that has been subsequently amended and restated to become the 2018 Amended and Restated Equity Incentive Plan (the “A&R Plan”) At March 31, 2021, a total of 3,172,060 shares were available for future grants under the A&R Plan. On December 1st of each year, pursuant to the “Evergreen” provision of the A&R Plan, the number of shares available under the A&R Plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year.

Stock options

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years.

The following table presents information about the fair value of stock options granted:

	Three months ended March 31,
	2021	2020
Weighted average grant date fair value	$2.04	$10.71
Assumptions used to determine fair value:
Range of expected option life	6 years	6 years
Expected volatility	80 - 81%	78 - 79%
Risk-free interest rate	0.7 - 1.2%	0.5 - 1.4%
Expected dividend yield	—	—

The intrinsic value of options exercised was $584 in the first quarter of 2020. No options were exercised in the first quarter of 2021.

The following table presents information about stock option balances and activity:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life
Balance, December 31, 2020	3,907,010	$8.03
Granted	554,090	2.99
Forfeited or expired	(56,326)	8.92
Balance, March 31, 2021	4,404,774	7.38	$66	5.6 years
Exercisable	3,006,353	8.19	48	4.0 years

Included in the table above are 670,018 options outstanding as of March 31, 2021 that were granted outside the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Restricted stock units

Restricted stock units (“RSUs”) vest over six months to four years depending on the purpose of the award. The fair value of RSUs on the date of grant is measured as the closing price of the Company's common stock on that date. The weighted average grant-date fair value of RSUs awarded to employees was $3.84 in the first quarter of 2021 and $16.62 in the first quarter of 2020. The fair value of RSUs vested was $982 in the first quarter of 2021 and $2,898 in the first quarter of 2020.

The following table presents information about recent RSU activity:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2020	1,516,819	$5.67
Granted	540,495	3.84
Vested	(321,818)	11.21
Forfeited	(77,448)	11.70
Balance, March 31, 2021	1,658,048	3.72

Included in the table above are 220,322 time-based RSUs outstanding at March 31, 2021 that were granted outside of the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Other information

The following table presents the classification of stock-based compensation expense:

	Three months ended March 31,
	2021	2020
Cost of sales	$1,392	$1,018
Selling, general and administrative expenses	1,741	2,213
Total	$3,133	$3,231

As of March 31, 2021, there was $9,933 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 2.6 years.

(13) Leases

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

The following table presents the operating lease amounts recognized on the consolidated balance sheets:

	Balance sheet classification	March 31, 2021	December 31, 2020
Asset	Other assets	$468	$486
Liabilities:
Current	Accrued expenses and other current liabilities	145	145
Noncurrent	Other liabilities	347	366

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

Undiscounted future lease payments for the development lease, which was the only material noncancelable lease at March 31, 2021, were as follows:

March 31, 2021
Remainder of 2021	$117
2022	156
2023	156
2024	156
2025 and thereafter	91
Total lease payments	676
Less imputed interest	(184)
Total operating lease liabilities	$492

At March 31, 2021, the weighted average remaining lease term was 4.2 years, and the weighted average discount rate was 16%. For the first quarter, total lease cost was $101 in 2021 and $78 in 2020.

(14) Subsequent events

On April 20, 2021, the Company's shareholders approved an amendment to the articles of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 95,000,000.

Item 2. Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021, or Annual Report.

In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Our actual results may differ materially from those discussed below. Please see “Forward-Looking Statements” and “Risk Factors” included in Part I, Item 1A of our Annual Report for factors that could cause or contribute to such differences.

Cautionary note regarding forward-looking statements

This Quarterly Report contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” “could,” “should,” “potential,” “seek,” “evaluate,” “pursue,” “continue,” “design,” “impact,” “affect,” “forecast,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of such terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.

The forward-looking statements in this Quarterly Report include, among other things, statements about:

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

We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the Annual Report, particularly under “Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make. You should read this Quarterly Report and the documents that we incorporate by reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements.

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

We have used cash flow generated by our business primarily to fund the growth of our CDMO business, to fund a historical acute care research and development business that was spun off in 2019, and to make payments under our credit facility. We believe our business will continue to contribute cash to fund our growth, make payments under our credit facility and other general corporate purposes.

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

Operations. We are continuing to follow appropriate safety protocols including strict social distancing and other protective measures for employees supporting essential operations at our plant. We are also supporting continued remote work arrangements for other personnel not required to work on site.

Business development. We continue to experience lower than expected growth in our development business, which we believe is partially attributable to COVID-19. We have responded to these challenges by adopting new methods for meeting and contacting customers. Meanwhile, some customers have begun easing restrictions, but these measures vary among customers and from state to state. Other customers continue to delay their development plans for a variety of reasons such as concerns about the timing of clinical trials.

Manufacturing demand. We believe that there continues to be lower end-user demand for some of the commercial products we manufacture as compared to periods prior to the onset of the COVID-19 pandemic. Third party national data demonstrates that there was a meaningful impact of COVID-19 on the reduction of total prescriptions filled by patients across most therapeutic areas, including chronic cardiovascular and pediatric medications.

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

Financial overview

Revenues

We recognize three types of revenue: manufacturing, profit-sharing and research and development.

Manufacturing

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

Cost of sales and selling, general and administrative expenses

Cost of sales consists of inventory costs, including production wages, material costs and overhead, and other costs related to the recognition of revenue. Selling, general and administrative expenses consists of salaries and related costs for corporate administrative, public company costs, business development personnel as well as legal, patent-related expenses and consulting fees. Public company costs include compliance, auditing services, tax services, insurance and investor relations.

We expect our business development expenses to increase in 2021 as we continue to expand our sales team in various geographies, in anticipation of business growth from new formulation and development capabilities.

For the first quarter of 2021, we qualified for approximately $1.3 million of federal employee retention credits, and we expect to qualify for an additional $2 million to $4 million during the remainder of 2021. These credits are recognized as offsets to our expenses in the same period that the related employee expenditures are recognized. The expense offset for the first quarter of 2021 was approximately $0.6 million.

Amortization of intangible assets

We recognized amortization expense related to an intangible asset for our profit-sharing and contract manufacturing relationships on a straight-line basis over an estimated useful life of six years.

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

Net operating losses and tax carryforwards

As of December 31, 2020, we had federal net operating loss, or NOL, carry forwards of approximately $130.6 million, $122.4 million of which have an indefinite carry forward period. The remaining $8.2 million of federal NOL carry forwards, $127.4 million of state NOL carry forwards and federal and state research and development tax credit carryforwards of $4.4 million are also available to offset future taxable income, but they will begin to expire at various dates beginning in 2028 if not utilized. We believe that it is more likely than not that the deferred income tax assets associated with our U.S. operations will not be realized, and as such, there is a full valuation allowance against our U.S. deferred tax assets.

Results of operations

Comparison of first quarters 2021 and 2020

	Three months ended March 31,
(in millions)	2021	2020
Revenue	$16.8	$21.8
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	14.4	18.4
Selling, general and administrative	4.7	5.4
Amortization of intangible assets	0.6	0.6
Total operating expenses	19.7	24.4
Operating loss	(2.9)	(2.6)
Interest expense	(3.9)	(5.1)
Net loss	$(6.8)	$(7.7)

Revenue. The decrease of $5.0 million was primarily the result of the discontinuation of two commercial product lines by our commercial partners and customer ordering patterns in early 2020. Higher revenues from our clinical trial materials new business growth activities has partially offset the decrease, including revenue from a new commercial product tech transfer project.

Cost of sales. The decrease of $4.0 million was primarily due to lower commercial manufacturing volumes and reflects lower costs due to the prior year reduction in force as well as certain employment incentive tax credits in 2021.

Selling, general and administrative. The decrease of $0.7 million was primarily related to lower public company costs and stock based compensation expense.

Amortization of intangible assets. Amortization expense was $0.6 million for both periods, which was related to the amortization of CDMO royalties and contract manufacturing relationships. The amortization ends on April 10, 2021.

Interest expense. The decrease of $1.2 million was primarily due to reduced term loan borrowings under the Credit Agreement with Athyrium as well as a decrease in the LIBOR base rate of interest on our term loans under the Credit Agreement.

Liquidity and capital resources

At March 31, 2021, we had $11.6 million in cash and cash equivalents.

Since our inception, we have financed our operations and capital expenditures primarily from the issuance of equity and debt. During the first quarter of 2021, our capital expenditures were $1.5 million to scale and support our expansion of capabilities.

We are party to a credit agreement with Athyrium, or the Credit Agreement, which has been fully drawn. The Credit Agreement requires us to repay the outstanding principal amount of $100.0 million on March 31, 2023. The Credit Agreement also includes certain financial covenants that the Company will need to satisfy on a monthly and quarterly basis, including: 1) maintaining a permitted net leverage ratio, calculated as our indebtedness, net of cash and cash equivalents, divided by EBITDA, each as defined in the Credit Agreement; and 2) a minimum amount of cash and cash equivalents on hand.

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

We are also party to an amended common stock purchase agreement with Aspire Capital Fund LLC, or Aspire Capital. The amended agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate value of $41.2 million in shares of our common stock or a maximum of 6,199,299 shares of common stock after February 26, 2021. We sold $11.2 million of shares of our common stock under the amended stock purchase agreement during the year ended December 31, 2020. No shares were sold under the amended stock purchase agreement during the quarter ended March 31, 2021.

We may require additional financing and if we do, we may raise such additional funds through debt refinancing, bank or other loans, through strategic development, licensing activities, sale of assets and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Further, our ability to access capital market or otherwise raise capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Additional debt or equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business or to access capital.

Sources and uses of cash

	Three months ended March 31,
(amounts in millions)	2021	2020
Net cash (used in) provided by continuing operations:
Operating activities	$(0.1)	$3.5
Investing activities	(1.5)	(0.6)
Financing activities	(10.6)	(1.0)
Net cash (used in) provided by continuing operations	$(12.2)	$1.9

Net cash used in discontinued operations	$—	$(1.2)

Cash flows from operating activities represent our net loss as adjusted for stock-based compensation, depreciation, non-cash interest expense, amortization of intangibles and changes in operating assets and liabilities. The decrease in cash flows from operations was primarily due to growth in accounts receivable due to timing of collections.

Net cash used in investing activities relates to capital expenditures to scale and support our expansion of capabilities.

Net cash used by financing activities in the first quarter of 2021 primarily included debt repayments of $10.1 million made in connection with an amendment to our credit facility. Additionally, we paid $0.2 million of financing costs. Payments of employee tax withholdings upon vesting of equity awards was $0.3 million in the first quarter of 2021, down from $1.2 million from the first quarter of 2020 due primarily to the decrease in our stock price.

Net cash used in discontinued operations during 2020 was to settle outstanding liabilities related to our former acute care research and development business.

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

Contractual commitments

The table below reflects our contractual commitments as of March 31, 2021:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1):
Principal	$104.3	$2.6	$101.7	$—	$—
Interest	18.6	9.4	9.2	—	—
Purchase obligations (2)	3.7	3.2	0.5	—	—
Operating leases (3)	0.7	0.2	0.3	0.2	—
Other long-term liabilities (4)	—	—	—	—	—
Total	$127.3	$15.4	$111.7	$0.2	$—
(1)
Debt obligations consist of principal, an exit fee of 1% of that principal, and interest on $100.0 million of outstanding term loans under our credit facility with Athyrium in addition to principal and interest on $3.3 million of outstanding borrowings under the PPP Note. Because the Athyrium term loans bear interest at a variable rate based on LIBOR, we estimated future interest commitments utilizing the LIBOR rate as of March 31, 2021. In accordance with U.S. GAAP, the future interest obligations are not recorded on our consolidated balance sheet.

(2)
Purchase obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our consolidated balance sheets.
(3)
We are party to a seven-year operating lease for a development facility in Georgia that ends in 2025. The lease includes options to extend the lease for up to 15 additional years at our discretion.
(4)
We have entered into employment agreements with each of our named executive officers that provide for, among other things, severance commitments of up to $1.3 million should we terminate the named executive officers for convenience or if certain events occur following a change in control. In addition, we would be subject to other contingencies of up to $3.6 million in the aggregate if certain events occur following a change in control. Because these obligations are contingent, the amounts are not included in the table above.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Critical accounting policies and estimates

Our critical accounting policies and estimates are disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report.

Item 3. Quantitative and qualitative disclosures about market risk

There has been no material change in our assessment of our sensitivity to market risk described in the Annual Report.

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings.

Information regarding legal and regulatory proceedings is set forth in note 8 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, and is incorporated by reference herein.

We are also engaged in various other legal actions arising in the ordinary course of our business (such as, for example, proceedings relating to employment matters or the initiation or defense of proceedings relating to intellectual property rights) and, while there can be no assurance, we believe that the ultimate outcome of these other legal actions will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk factors.

There have been no material changes from our risk factors as previously reported in our Annual Report.

Item 2. Unregistered sales of equity securities and use of proceeds.

None.

Item 3. Defaults upon senior securities.

None.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other information.

None.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of filing
3.1	Articles of Amendment of Recro Pharma, Inc.	Filed herewith
10.1	Second Amendment to Common Stock Purchase Agreement, by and between Aspire Capital Fund, LLC and Recro Pharma, Inc., dated February 26, 2021	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2021 (File No. 001-36329)
10.2	Stock Issuance Agreement, dated as of February 19, 2021 by and between Recro Pharma, Inc., Athyrium Opportunities II Acquisition LP and Athyrium Opportunities III Acquisition LP	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2021 (File No. 001-36329)
10.3	Fifth Amendment to Credit Agreement and Investment Documents, dated as of February 19, 2021, by and between Recro Pharma, Inc. and Athyrium Opportunities III Acquisition LP	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2021 (File No. 001-36329)
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer	Filed herewith
32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECRO PHARMA, INC.

Date: May 6, 2021	By:	/s/ J. David Enloe, Jr.
J. David Enloe, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)