Form 10-Q
period 2021-06-30
Recro Pharma, Inc.
filed 2021-08-09
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were 46,515,916 shares of common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$45,724	$23,760
Accounts receivable	12,813	9,033
Contract asset	7,350	7,330
Inventory	7,878	11,612
Prepaid expenses and other current assets	2,028	2,334
Total current assets	75,793	54,069
Property, plant and equipment, net	41,867	43,841
Intangible assets, net	—	700
Goodwill	4,319	4,319
Other assets	451	486
Total assets	$122,430	$103,415
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,155	$1,804
Current portion of debt	—	1,474
Accrued expenses and other current liabilities	4,148	4,525
Total current liabilities	5,303	7,803
Debt, net	89,780	108,097
Other liabilities	931	1,615
Total liabilities	96,014	117,515
Commitments and contingencies (note 8)
Shareholders’ equity (deficit):
Preferred stock, $0.01 par value. 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value. 95,000,000 shares authorized, 46,501,849 and 28,601,358 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	465	286
Additional paid-in capital	265,862	219,998
Accumulated deficit	(239,911)	(234,384)
Total shareholders’ equity (deficit)	26,416	(14,100)
Total liabilities and shareholders’ equity (deficit)	$122,430	$103,415

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands, except share and per share data)	2021	2020	2021	2020
Revenue	$18,017	$15,522	$34,820	$37,299
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	12,334	11,634	26,671	29,888
Selling, general and administrative	3,787	4,259	8,470	9,705
Amortization of intangible assets	54	646	700	1,292
Total operating expenses	16,175	16,539	35,841	40,885
Operating income (loss)	1,842	(1,017)	(1,021)	(3,586)
Interest expense	(3,960)	(4,995)	(7,858)	(10,118)
Gain on extinguishment of debt	3,352	—	3,352	—
Net income (loss)	$1,234	$(6,012)	$(5,527)	$(13,704)

Income (loss) per share, basic and diluted	$0.03	$(0.25)	$(0.16)	$(0.58)

Weighted average shares outstanding:
Basic	39,018,730	23,577,255	34,403,935	23,486,011
Diluted	39,352,054	23,577,255	34,403,935	23,486,011

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
(amounts in thousands, except share data)	Shares	Amount
Balance, December 31, 2020	28,601,358	$286	$219,998	$(234,384)	$(14,100)
Issuance of common stock, net of costs	2,202,420	22	9,318	—	9,340
Stock-based compensation expense	—	—	3,133	—	3,133
Vesting of restricted stock units, net	209,541	2	(338)	—	(336)
Net loss	—	—	—	(6,761)	(6,761)
Balance, March 31, 2021	31,013,319	310	232,111	(241,145)	(8,724)
Issuance of common stock, net of costs	15,333,332	153	31,950	—	32,103
Stock-based compensation expense	—	—	1,929	—	1,929
Vesting of restricted stock units, net	155,198	2	(128)	—	(126)
Net income	—	—	—	1,234	1,234
Balance, June 30, 2021	46,501,849	$465	$265,862	$(239,911)	$26,416

Balance, December 31, 2019	23,312,928	$233	$199,938	$(206,883)	$(6,712)
Stock-based compensation expense	—	—	3,231	—	3,231
Exercise of stock options, net	37,063	—	(105)	—	(105)
Vesting of restricted stock units, net	105,242	1	(917)	—	(916)
Net loss	—	—	—	(7,692)	(7,692)
Balance, March 31, 2020	23,455,233	234	202,147	(214,575)	(12,194)
Stock-based compensation expense	—	—	2,446	—	2,446
Exercise of stock options, net	105,606	1	378	—	379
Vesting of restricted stock units, net	78,067	1	(31)	—	(30)
Net loss	—	—	—	(6,012)	(6,012)
Balance, June 30, 2020	23,638,906	$236	$204,940	$(220,587)	$(15,411)

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(amounts in thousands)	2021	2020
Cash flows from operating activities, continuing operations:
Net loss	$(5,527)	$(13,704)
Adjustments to reconcile net loss to net cash provided by operating activities, continuing operations:
Stock-based compensation expense	5,062	5,677
Non-cash interest expense	3,080	2,919
Depreciation expense	3,033	3,008
Amortization of intangible assets	700	1,292
Gain on extinguishment of debt	(3,352)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,780)	2,805
Contract asset	(20)	(60)
Inventory	3,734	3,300
Prepaid expenses and other assets	426	(200)
Accounts payable, accrued expenses and other liabilities	(621)	(631)
Net cash provided by operating activities, continuing operations	2,735	4,406
Cash flows from investing activities
Purchases of property and equipment	(2,112)	(2,239)
Net cash used in investing activities	(2,112)	(2,239)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	32,103	—
Proceeds from issuance of debt	—	4,416
Repayments of debt	(10,100)	(1,100)
Payment of deferred financing costs	(200)	—
Net payments related to vesting of restricted stock units	(462)	(1,181)
Net proceeds related to exercise of stock options	—	509
Net cash provided by financing activities	21,341	2,644
Net increase in cash and cash equivalents from continuing operations	21,964	4,811
Cash flows used in discontinued operating activities	—	(1,172)
Cash and cash equivalents, beginning of period	23,760	19,148
Cash and cash equivalents, end of period	$45,724	$22,787
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,833	$7,228
Issuance of common stock to reduce debt principal and accrued exit fees	6,060	—
Issuance of common stock to settle interest obligations	3,211	—
Purchases of property, plant and equipment included in accrued expenses and accounts payable	191	1,293

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1) Background

Recro Pharma, Inc. (the “Company”) was incorporated in the Commonwealth of Pennsylvania on November 15, 2007. The Company is a dedicated contract development and manufacturing organization (“CDMO”) solving complex formulation and manufacturing challenges for companies developing oral solid dose drug products. It leverages its formulation and development expertise to develop and manufacture pharmaceutical products using proprietary delivery technologies and know-how for commercial partners who commercialize or plan to commercialize these products. The Company operates in one segment.

The Company has incurred net losses since inception and has an accumulated deficit of $239,911 as of June 30, 2021, which is primarily related to the activities of its former research and development business, which was spun-out in 2019. The Company’s future operations are highly dependent on the continued profitability of its manufacturing operations. Management believes that it is probable that the Company will be able to meet its obligations as they become due within at least one year after the date the financial statements are issued.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded as of June 30, 2021 and December 31, 2020.

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

For the three months ended June 30, 2021, there was no difference in the net income used to calculate basic and diluted per share results. The following table reconciles the difference in weighted average shares outstanding used for basic and diluted per share results:

Weighted average shares outstanding, basic	39,018,730
Dilutive impact of:
Restricted stock units	218,253
Stock options	4,024
Warrants	111,047
Weighted average shares outstanding, diluted	39,352,054

For the six months ended June 30, 2021 and for both of the 2020 periods presented, the Company incurred a net loss. In periods of net loss, the inclusion of dilutive securities would be antidilutive because it would reduce the amount of loss incurred per share. As a result, no additional dilutive shares were included in diluted loss per share, and there were no differences between basic and diluted loss per share.

The following table presents the potentially dilutive securities that were excluded from the computations of diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Restricted stock units	540,942	913,220	456,344	744,185
Stock options	4,465,348	3,586,726	4,337,299	2,278,411
Warrants	348,664	348,664	348,664	348,664

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

Items measured at fair value on a recurring basis

Cash equivalents of $41,411 at June 30, 2021 and $6,583 at December 31, 2020 consisted entirely of money market mutual funds whose fair value were determined using Level 1 measurements.

Fair value disclosures

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of June 30, 2021, the financial assets and liabilities recorded on the consolidated balance sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses. The carrying values of these accounts approximate fair value due to their short-term nature.

The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of its debt, a level 2 measurement, approximated fair value at June 30, 2021 due to the February 2021 amendment of the Credit Agreement and taking into consideration management's current evaluation of market conditions.

(4) Inventory

Inventory is stated at the lower of cost or net realizable value. Included in inventory are raw materials and work-in-process used in the production of commercial products. Items are issued out of inventory using the first-in, first-out method.

Inventory was as follows:

	June 30, 2021	December 31, 2020
Raw materials	$2,749	$3,373
Work in process	1,633	5,061
Finished goods	3,826	3,544
Inventory, prior to provision	8,208	11,978
Provision for inventory obsolescence	(330)	(366)
Inventory	$7,878	$11,612

Adjustments to inventory are determined at the raw materials, work-in-process, and finished good levels to reflect obsolescence or impaired balances. Inventory is primarily ordered to meet specific customer orders and largely reflects demand. Factors influencing inventory obsolescence include changes in demand, product life cycle, product pricing, physical deterioration and quality concerns.

(5) Property, plant and equipment

Property, plant and equipment consists of the following:

	June 30, 2021	December 31, 2020
Land	$3,263	$3,263
Building and improvements	20,947	20,924
Furniture, office and computer equipment	5,826	5,879
Manufacturing equipment	45,339	39,349
Construction in progress	614	5,568
Property, plant and equipment, gross	75,989	74,983
Less: accumulated depreciation	(34,122)	(31,142)
Property, plant and equipment, net	$41,867	$43,841

In the first six months of 2021, $65 of interest expense was capitalized to construction in process.

(6) Intangible assets

The following table presents the components of the profit-sharing and contract manufacturing relationships asset, which was the only class of intangible asset for the periods presented:

	June 30, 2021	December 31, 2020
Cost	$15,500	$15,500
Accumulated amortization	(15,500)	(14,800)
Net intangible assets	$—	$700

These assets were amortized over a six-year estimated useful life that ended in April 2021.

(7) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
Payroll and related costs	$1,931	$1,481
Current portion of contract liabilities (see note 11)	1,068	1,447
Property, plant and equipment	105	551
Professional and consulting fees	201	432
Other	843	614
Total	$4,148	$4,525

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

On May 31, 2018, a securities class action lawsuit (the “Securities Litigation”) was filed against the Company and certain of its officers and directors (collectively, the "Defendants") in the U.S. District Court for the Eastern District of Pennsylvania (the "Court") (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10(b)(5) promulgated thereunder, based on statements made by the Company concerning the New Drug Application (“NDA”) for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, the Company filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, the Company filed its response and briefing was completed on the motion to dismiss. In response to questions from the Court, the parties submitted supplemental briefs regarding the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted by the Court without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to the Company’s motion to dismiss on August 17, 2020. On September 16, 2020, the Company filed a reply in support of its motion to dismiss. On March 1, 2021, the Court denied the Company’s second motion to dismiss. On June 21, 2021, the Defendants filed an answer and affirmative defenses to the second amended complaint. The parties are in the beginning stages of discovery. A Preliminary Pretrial Conference before the Court occurred on August 3, 2021.

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

Purchase commitments

As of June 30, 2021, the Company had outstanding cancelable and non-cancelable purchase commitments in the aggregate amount of $5,512 related to inventory, capital expenditures and other goods and services.

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

(9) Debt

The carrying value of debt consists of the following as of June 30, 2021:

Term loans under Credit Agreement
Principal balance outstanding	$100,000
Unamortized deferred issuance costs	(10,795)
Exit fee accretion	575
Total	89,780

The principal balance and exit fee due of $101,000 matures and must be repaid in 2023.

Term loans under Credit Agreement

The Company is currently party to a credit agreement (the “Credit Agreement”) with Athyrium Opportunities III Acquisition LP (“Athyrium”). The Credit Agreement has been fully drawn in the form of $48,000 of term A loans and $52,000 of term B loans, all of which mature on March 31, 2023.

The Credit Agreement has been amended from time to time. An amendment in February 2021 resulted in a reduction of $16,000 principal, a reduction of 1.5% in the stated interest rate, and a $160 settlement of accrued exit fees in exchange for $10,100 of cash and $9,271, or 2,202,420 shares, of common stock issued, as well as certain other changes to the terms of the debt. Of the total common stock issued, $6,060 was applied to the principal balance and accrued exit fee, and substantially all of the remainder was added to unamortized deferred financing costs and will be amortized as interest over the remaining term of the debt.

The term loans under the Credit Agreement included a rate of interest equal to the three-month LIBOR rate, with a 1% floor plus 8.25% per annum. The term loans require the Company to pay a 1% exit fee on all repayments. At June 30, 2021, the aggregate exit fee payable was $1,000, and the cumulative exit fee accreted was $575. The exit fees are being accreted to the carrying amount of the debt using the effective interest method over the term of the loan. In addition, if the Company makes any prepayments prior to maturity, the Company would be subject to the following prepayment premiums as a percentage of the amount repaid: (i) term A loans at 2.5% through March 31, 2022 with no penalty thereafter; and (ii) term B loans at 5.0% through March 31, 2022 and 2.5% thereafter.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis, including maintaining a permitted net leverage ratio (which is the Company’s indebtedness under the Credit Agreement, net of cash and cash equivalents, divided by EBITDA, each as defined in the Credit Agreement) and liquidity amount. As of June 30, 2021, the Company was in compliance with its covenants under the Credit Agreement.

In connection with the Credit Agreement, the Company issued warrants to each of Athyrium and its affiliate, Athyrium Opportunities II Acquisition LP (“Athyrium II”), to purchase an aggregate of 348,664 shares of the Company’s common stock with an exercise price of $1.73 per share. See note 10 for additional information. The warrants are exercisable through November 17, 2024.

In connection with the Credit Agreement and five subsequent amendments, the Company has paid financing costs, has incurred costs to record and subsequently to adjust the value of the warrants described above and has been accreting the exit fee described above. These costs are being recognized in interest expense using the effective interest method over the term of the Credit Agreement, resulting in non-cash interest expense of $1,618 and $1,459 in the second quarters of 2021 and 2020, respectively, and $3,080 and $2,919 in the first six months of 2021 and 2020, respectively.

At June 30, 2021, the overall effective interest rate, including cash paid for interest and non-cash interest expense, was 15.65%.

Paycheck Protection Program (“PPP”) note

In May 2020, the Company entered into a $4,416 promissory note with PNC Bank under the Small Business Administration (“SBA”) Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “PPP Note”). Shortly after entering into the note, the Company prepaid $1,100 of principal to comply with guidance from the SBA that limited the amount that could be borrowed at that time. The note had a two-year term and a stated rate of interest of 1.0% per annum, which accrued and would have become payable beginning September 2021.

In October 2020, the Company submitted a forgiveness application for the PPP Note, and in June 2021, the PPP Note and all accrued interest thereon was forgiven. Upon receiving the decision, the Company recorded a gain on extinguishment of debt of $3,352, consisting of forgiveness of $3,316 of principal and $36 of accrued interest.

(10) Shareholders’ equity or deficit

Capital raises

The following table presents the Company’s capital raises since its initial public offering:

	Date or period	Shares of common stock issued	Gross proceeds	Offering expenses	Net proceeds
Initial public offering	March 12, 2014	4,312,500	$34,500	$(4,244)	$30,256
Private placement	July 7, 2015	1,379,311	16,000	(1,188)	14,812
Underwritten public offering	August 19, 2016	1,986,666	14,900	(1,533)	13,367
Underwritten public offering	December 16, 2016	6,670,000	40,020	(3,132)	36,888
2018 common stock purchase agreement with Aspire Capital	Year ended December 31, 2018	1,950,000	16,999	—	16,999
2019 common stock purchase agreement with Aspire Capital	Fourth quarter 2020	4,690,972	11,172	(78)	11,094
Underwritten public offering	May 12, 2021	15,333,332	34,500	(2,397)	32,103

Aspire common stock purchase agreement

The Company is currently party to an amended common stock purchase agreement with Aspire Capital Fund LLC (“Aspire Capital”) originally entered into during 2019, and most recently amended in February 2021 (as amended, the “2019 Common Stock Purchase Agreement”). The 2019 Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate value of $41,172 in shares of common stock. As of June 30, 2021, there is availability to issue up to $30,000 or 6,199,299 shares of common stock under the 2019 Common Stock Purchase Agreement.

Athyrium stock issuance agreement

In February 2021, the Company entered into a stock issuance agreement with Athyrium in connection with an amendment to its Credit Agreement. See note 9 for additional details.

Warrants

At June 30, 2021, warrants to purchase 348,664 shares of common stock were outstanding. The warrants are held by Athyrium, equity-classified, exercisable at $1.73 per share and expire in November 2024. See note 9 for additional details.

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

The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities
Balance at December 31, 2020	$7,330	$2,695
Changes to the beginning balance of contract assets arising from:
Reclassification to receivables as a result of rights to consideration becoming unconditional	(8,825)	—
Changes in estimate	1,502	—
Contract assets recognized since beginning of period, net of reclassification to receivables and changes in estimates	7,343	—
Changes to contract liabilities:
Cash received in advance of contract performance	—	2,212
Revenue recognized	—	(3,234)
Balance at June 30, 2021	$7,350	$1,673
Less: noncurrent portion	—	(605)
Current portion	$7,350	$1,068

The following table disaggregates revenue by timing of revenue recognition:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Point in time	$16,439	$14,365	$31,586	$35,420
Over time	1,578	1,157	3,234	1,879
Total	$18,017	$15,522	$34,820	$37,299

The Company’s payment terms for manufacturing revenue and development services are typically 30 to 45 days. Profit-sharing revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.

(12) Stock-based compensation

In October 2013, the Company established an equity incentive plan that has been subsequently amended and restated to become the 2018 Amended and Restated Equity Incentive Plan (the “A&R Plan”) At June 30, 2021, a total of 2,811,406 shares were available for future grants under the A&R Plan. On December 1st of each year, pursuant to the “Evergreen” provision of the A&R Plan, the number of shares available under the A&R Plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year.

Stock options

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years.

The following table presents information about the fair value of stock options granted:

	Six months ended June 30,
	2021	2020
Weighted average grant date fair value	$1.90	$8.24
Assumptions used to determine fair value:
Range of expected option life	5.5 - 6 years	5.5 - 6 years
Expected volatility	79 - 81%	75 - 81%
Risk-free interest rate	0.7 - 1.2%	0.3 - 1.4%
Expected dividend yield	—	—

The intrinsic value of options exercised was $1,058 in the first half of 2020. No options were exercised in the first half of 2021.

The following table presents information about stock option balances and activity:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life
Balance, December 31, 2020	3,907,010	$8.03
Granted	932,004	2.81
Forfeited or expired	(108,040)	8.04
Balance, June 30, 2021	4,730,974	7.00	$7	5.7 years
Exercisable	3,160,459	8.12	1	4.0 years

Included in the table above are 761,848 options outstanding as of June 30, 2021 that were granted outside the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Restricted stock units

Restricted stock units (“RSUs”) vest over six months to four years depending on the purpose of the award. The fair value of RSUs on the date of grant is measured as the closing price of the Company's common stock on that date. The weighted average grant-date fair value of RSUs awarded to employees was $3.49 in the first half of 2021 and $15.11 in the first half of 2020. The fair value of RSUs vested was $1,537 in the first half of 2021 and $3,227 in the first half of 2020.

The following table presents information about recent RSU activity:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2020	1,516,819	$5.67
Granted	743,956	3.49
Vested	(526,191)	8.91
Forfeited	(92,408)	10.30
Balance, June 30, 2021	1,642,176	3.39

Included in the table above are 232,822 time-based RSUs outstanding at June 30, 2021 that were granted outside of the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Other information

The following table presents the classification of stock-based compensation expense:

	Six months ended June 30,
	2021	2020
Cost of sales	$2,375	$1,991
Selling, general and administrative expenses	2,687	3,686
Total	$5,062	$5,677

As of June 30, 2021, there was $9,050 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 2.4 years.

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

The following table presents the operating lease amounts recognized on the consolidated balance sheets:

	Balance sheet classification	June 30, 2021	December 31, 2020
Asset	Other assets	$449	$486
Liabilities:
Current	Accrued expenses and other current liabilities	145	145
Noncurrent	Other liabilities	327	366

The Company is a party to a seven-year operating lease for a development facility in the State of Georgia that ends in 2025 and immaterial operating leases for a storage area and office equipment. The development facility lease includes options to extend the lease for up to 15 additional years, none of which are included in the lease term. Short-term and variable lease costs were not material for the periods presented. The development facility lease does not provide an implicit rate, so the Company uses its incremental borrowing rate to discount the lease liability.

Undiscounted future lease payments for the development lease, which was the only material noncancelable lease at March 31, 2021, were as follows:

June 30, 2021
Remainder of 2021	$78
2022	156
2023	156
2024	156
2025 and thereafter	91
Total lease payments	637
Less imputed interest	(165)
Total operating lease liabilities	$472

At June 30, 2021, the weighted average remaining lease term was 4.0 years, and the weighted average discount rate was 16%. For the second quarter, total lease cost was $85 in 2021 and $80 in 2020. For the first six months ended June 30, total lease cost was $186 in 2021 and $158 in 2020.

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
•
the extent to which the ongoing COVID-19 pandemic continues to disrupt our business operations and financial condition and the business operations and financial condition of our customers and suppliers;
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

Our sales and manufacturing operations for the first half of 2021 were disrupted as a result of the pandemic because of production slowdowns, stoppages and decreased demand for the products we manufacture. While we are not currently expecting that future results will be materially impacted by the pandemic, there can be no assurance that such future results will not be impacted. While vaccines have proven effective in reducing the severity and mortality of COVID-19, including the variants that have evolved to date, the overall vaccination rate in the United States has not reached the level required for herd immunity. Certain variants of COVID-19, such as the delta variant, are proving to be more easily spread than earlier variants. We may also be adversely impacted by broader economic effects associated with the pandemic such as inflation, changes in laws and general volatility in the markets. The continued low vaccination rate, and the emergence of new variants, which could prove resistant to existing vaccines, could again result in major disruptions to businesses and markets worldwide and our business, results of operations and financial condition could be materially and adversely affected. We will continue to closely monitor any developments.

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

For the first half of 2021, we qualified for approximately $2.7 million of federal employee retention credits. The employee retention credits are recognized as offsets to our expenses in the same period that the related employee expenditures are recognized. The expense offset for the three and six months ended June 30, 2021 was approximately $1.1 million and $1.8 million, respectively. Based on the current form of the credits, we could qualify for an additional $1 million to $3 million during the remainder of 2021. However, any future changes to our business or to the rules surrounding the credit could impact our ability to receive and recognize those future credits.

Amortization of intangible assets

We recognized amortization expense related to an intangible asset for our profit-sharing and contract manufacturing relationships on a straight-line basis over an estimated useful life of six years. Amortization stopped when the intangible asset reached the end of its useful life in April 2021.

Interest expense

Interest expense for the periods presented primarily relates to our Athyrium senior secured term loans and the amortization of related financing costs.

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

Results of operations

Comparison of second quarters 2021 and 2020

	Three months ended June 30,
(in millions)	2021	2020
Revenue	$18.0	$15.5
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	12.3	11.6
Selling, general and administrative	3.8	4.3
Amortization of intangible assets	0.1	0.6
Total operating expenses	16.2	16.5
Operating income (loss)	1.8	(1.0)
Interest expense	(4.0)	(5.0)
Gain on extinguishment of debt	3.4	—
Net income (loss)	$1.2	$(6.0)

Revenue. The increase of $2.5 million was primarily the result of increased product sales from one of our commercial partners as well as higher revenues from our clinical trial materials business including revenue from a new commercial product tech transfer project. These increases were partially offset by decreases in product sales due to the discontinuation of two commercial product lines by our commercial partners.

Cost of sales. The increase of $0.7 million was primarily due to higher commercial manufacturing volumes and is partially offset by lower costs due to certain employment incentive tax credits in 2021.

Selling, general and administrative. The decrease of $0.5 million was primarily related to lower public company costs and stock based compensation expense.

Amortization of intangible assets. The decrease of $0.5 million was because the amortization of CDMO royalties and contract manufacturing relationships acquired in 2015 ended on April 10, 2021.

Interest expense. The decrease of $1.0 million was primarily due to reduced term loan borrowings under the Credit Agreement with Athyrium as well as a decrease in the LIBOR base rate of interest on our term loans under the Credit Agreement.

Gain on extinguishment of debt. In June 2021, the PPP Note and all accrued interest thereon was forgiven.

Comparison of first six months 2021 and 2020

	Six months ended June 30,
(in millions)	2021	2020
Revenue	$34.8	$37.3
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	26.7	29.9
Selling, general and administrative	8.5	9.7
Amortization of intangible assets	0.7	1.3
Total operating expenses	35.9	40.9
Operating loss	(1.1)	(3.6)
Interest expense	(7.8)	(10.1)
Gain on extinguishment of debt	3.4	—
Net loss	$(5.5)	$(13.7)

Revenue. The decrease of $2.5 million was primarily the result of the discontinuation of two commercial product lines by our commercial partners announced in the first quarter of 2020. During the 2021 period, increased product sales from two of our commercial partners, as well as higher revenues from our clinical trial materials new business growth activities, have partially offset the decrease.

Cost of sales. The decrease of $3.2 million was primarily due to lower commercial manufacturing volumes and reflects lower costs due to the prior year reduction in force as well as certain employment incentive tax credits in 2021.

Selling, general and administrative. The decrease of $1.2 million was primarily related to lower public company costs and stock based compensation expense.

Amortization of intangible assets. The decrease of $0.5 million was because the amortization of CDMO royalties and contract manufacturing relationships acquired in 2015 ended on April 10, 2021.

Interest expense. The decrease of $2.3 million was primarily due to reduced term loan borrowings under the Credit Agreement with Athyrium as well as a decrease in the LIBOR base rate of interest on our term loans under the Credit Agreement.

Gain on extinguishment of debt. In June 2021, the PPP Note and all accrued interest thereon was forgiven.

Liquidity and capital resources

At June 30, 2021, we had $45.7 million in cash and cash equivalents.

Since our inception, we have financed our operations and capital expenditures primarily from the issuance of equity and debt. During the first half of 2021, our capital expenditures were $2.1 million to scale and support our expansion of capabilities.

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

We are also party to an amended common stock purchase agreement with Aspire Capital Fund LLC, or Aspire Capital. The amended agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, Aspire Capital is committed to purchase, at our sole election, up to an aggregate value of $41.2 million in shares of common stock. As of June 30, 2021, there is availability to issue up to $30.0 million or 6,199,299 shares of common stock under the 2019 Common Stock Purchase Agreement.

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

Sources and uses of cash

	Six months ended June 30,
(amounts in millions)	2021	2020
Net cash provided by (used in) continuing operations:
Operating activities	$2.7	$4.4
Investing activities	(2.1)	(2.2)
Financing activities	21.3	2.6
Net cash provided by continuing operations	$21.9	$4.8

Net cash used in discontinued operations	$—	$(1.2)

Cash flows from operating activities represent our net loss as adjusted for stock-based compensation, depreciation, non-cash interest expense, amortization of intangibles, a gain on extinguishment of debt and changes in operating assets and liabilities. The decrease in cash flows from operations was primarily due to growth in accounts receivable due to timing of collections, which was partially offset by a decrease in operating loss.

Net cash used in investing activities relates to capital expenditures to scale and support our expansion of capabilities.

Net cash provided by financing activities in the first half of 2021 primarily included net proceeds from an issuance of common stock of $32.1 million, partially offset by debt repayments of $10.1 million made in connection with an amendment to our credit facility.

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

Contractual commitments

The table below reflects our contractual commitments as of June 30, 2021:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1):
Principal	$101.0	$—	$101.0	$—	$—
Interest	16.2	9.4	6.8	—	—
Purchase obligations (2)	5.5	5.1	0.4	—	—
Operating leases (3)	0.6	0.2	0.3	0.1	—
Other long-term liabilities (4)	1.3	1.0	0.3	—	—
Total	$124.6	$15.7	$108.8	$0.1	$—
(1)
Debt obligations consist of principal, an exit fee of 1% of that principal, and interest on $100.0 million of outstanding term loans under our credit facility with Athyrium. Because the Athyrium term loans bear interest at a variable rate based on LIBOR, we estimated future interest commitments utilizing the LIBOR rate as of June 30, 2021. In accordance with U.S. GAAP, the future interest obligations are not recorded on our consolidated balance sheet.
(2)
Purchase obligations consist of cancelable and non-cancelable purchase commitments related to inventory, capital expenditures and other goods or services. In accordance with U.S. GAAP, these obligations are not recorded on our consolidated balance sheets.
(3)
We are party to a seven-year operating lease for a development facility in Georgia that ends in 2025. The lease includes options to extend for up to 15 additional years at our discretion.
(4)
We have entered into employment agreements with each of our named executive officers that provide for, among other things, severance commitments of up to $1.3 million should we terminate the named executive officers for convenience or if certain events occur following a change in control. In addition, we would be subject to other contingencies of up to $3.6 million in the aggregate if certain events occur following a change in control; because these obligations are contingent, the amounts are not included in the table above.

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

None.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other information.

None.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of filing
10.1	Form of Non-Qualified Stock Option Inducement Award Agreement	Filed herewith
10.2	Form of Inducement Award Agreement for Restricted Stock Units	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer	Filed herewith
32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECRO PHARMA, INC.

Date: August 9, 2021	By:	/s/ J. David Enloe, Jr.
J. David Enloe, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)