Form 10-K
period 2021-12-31
Recro Pharma, Inc.
filed 2022-03-01
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

On the last business day of the most recently completed second fiscal quarter, the aggregate market value (based on the closing sale price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $99.7 million.

As of February 25, 2022, there were 56,424,189 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2022 annual meeting of shareholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

Auditor Name: KPMG LLP	Auditor Location: Philadelphia, PA	Auditor Firm ID: 185

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
•
our ability to grow and diversify our business with new customers, including our ability to meet desired project outcomes with development customers, and the potential loss of development customers if they do not receive adequate funding or if their products do not obtain FDA approval;
•
the extent to which the ongoing COVID-19 pandemic continues to disrupt our business operations and the financial condition of our customers and suppliers, including our ability to initiate and continue relationships with manufacturers and third-party logistics providers given recent supply chain challenges;
•
our ability to operate under increased leverage and associated lending covenants; to pay existing required interest and principal amortization payments when due; and/or to obtain acceptable refinancing alternatives;
•
the performance of third-party suppliers upon which we depend for Active Pharmaceutical Ingredients, or APIs, various other direct and indirect materials, and other third parties involved with maintenance of our facilities and equipment;
•
our ability to obtain and maintain patent protection for applicable products and defend our intellectual property rights against third-parties;
•
pharmaceutical industry market forces that may impact our commercial customers’ success and continued demand for the products we produce for those customers;
•
our ability to recruit or retain key scientific, technical, business development, and management personnel and our executive officers, including as a result of applicable state and federal vaccine mandates;
•
our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including current Good Manufacturing Practice, or cGMP, compliance and U.S. Drug Enforcement Agency, or DEA, compliance and other relevant regulatory authorities applicable to our business; and
•
our ability to integrate IriSys successfully and the risk that we may not realize the expected benefits of such acquisition.

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

SUMMARY OF RISK FACTORS

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. Additional detail about these risks are included in Item 1A, "Risk Factors."

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks Related to Our Business and Industry

•
The acquisition and integration of IriSys may present many risks and we may not realize the strategic and financial goals that were contemplated at the time we completed the acquisition.
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
•
Failure to obtain manufacturing components, supplies and related materials from third-party manufacturers, including due to implications stemming from the COVID-19 pandemic and inflationary pressures on materials and labor, could affect our ability to manufacture and deliver our products and sustain our profitability.
•
Our and our customers’ failure to receive or maintain regulatory approval for product candidates or products could negatively impact our revenue and profitability.
•
We depend on spending and demand from our customers for our contract manufacturing and development services and any reduction in spending or demand could have a material adverse effect on our business.
•
Our future profitability could decline if we cannot sustain current operating conditions, including maintaining our current facility and equipment utilization and product mix
•
Our manufacturing services are highly complex, and if we are unable to provide quality and timely services to our customers, our business could suffer.
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
•
If we use hazardous materials in a manner that causes injury or violates applicable law, we may be liable for damages.
•
We have manufactured opioid products and may manufacture them in the future, which are subject to additional scrutiny and regulation by state and federal law enforcement and other regulatory agencies.
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
•
We incur increased costs and demands upon our management as a result of complying with the laws and regulations affecting public companies, which could negatively impact our operating results.
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
•
Our future success depends on our ability to attract and retain qualified personnel, which may be affected by applicable government vaccine mandates.
•
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

PART I

Item 1. Business

Overview

We are a bi-coastal contract development and manufacturing organization, or CDMO, with capabilities spanning pre-Investigational New Drug, or IND, development to commercial manufacturing and packaging for a wide range of therapeutic dosage forms with a primary focus in the area of small molecules. With an expertise in solving complex manufacturing problems, we are a leading CDMO providing development, end-to-end regulatory support, clinical and commercial manufacturing, aseptic fill/finish, lyophilization, packaging and logistics services to the global pharmaceutical market. In addition to our experience in handling DEA-controlled substances and developing and manufacturing advanced dosage forms, we have the expertise to deliver on our clients’ pharmaceutical development and manufacturing projects, regardless of complexity level. We do all of this in our best-in-class facilities that, in the aggregate, total 145,000 square feet, in Gainesville, Georgia and San Diego, California.

We currently manufacture the following key products with our key commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM, Verapamil SR, Donnatal liquids and tablets and Scot-Tussin cough and cold liquids, as well as supporting numerous development stage products.

During the third quarter of 2021, we acquired IriSys, LLC, or IriSys, an independent San Diego-based CDMO, with significant capabilities beyond oral solid dose, including sterile and non-sterile injectables, liquid and powder filled capsules, tablets, oral liquids, liposomes and nano/micro-particles, topical formulations and ophthalmic droppers. In 2020, we launched our clinical trials support services capabilities, which includes preparation of clinical trial supplies, as well as specialized services dedicated to the development and current Good Manufacturing Practices, or cGMP, of high-potency products.

Our manufacturing and development capabilities include formulation, product development from formulation through clinical trial and commercial manufacturing, and specialized capabilities for solid oral dosage forms, extended release and controlled substance manufacturing, as well as high potency development and manufacturing. With the acquisition of IriSys, our capabilities have been expanded beyond oral solid dose to include sterile injectables oral liquids, tablets, topicals, liquid/powder filled capsules, ophthalmic droppers, liposomes and nano/microparticles. In addition, the acquisition adds new capabilities in the areas of aseptic fill/finish and lyophilization and established bi-coastal footprint from which to better serve clients within the U.S., as well as globally. In a typical collaboration between us and our commercial partners, we work with our partners to develop product candidates or new formulations of existing product candidates. We also typically exclusively manufacture and supply clinical and commercial supplies of these proprietary products and product candidates.

Our Strategy

The CDMO market is large and growing and is expected to continue to expand as outsourced penetration is seen due to biotechnology and pharmaceutical companies outsourcing more of their operations. We believe companies, which include our customers and prospective customers, generally prefer fewer, higher quality suppliers with expertise in addressing their formulation and manufacturing challenges early in the development cycle. Our strategy for growth in this market includes executing segment-specific sales and marketing strategies; building stronger visibility and an updated identity for the organization; enhancing both our customers’ and employees’ experience working with and for the company; and continuing to achieve growth and strengthen our financial position. This strategic mission is comprised of five key objectives:

•
Market Segmentation & Corporate Identity. We are re-aligning our sales strategy to be more successful in each of the specific market segments that we serve. There are three discrete market segments that we currently support: (i) commercial oral solid dose products; (ii) our legacy profit-sharing products such as Verapamil; and (iii) early-stage development clients for whom we provide development services. Our strategy calls for the development and execution of specific, targeted sales strategies for each segment. The decision making processes, key drivers and ways we are measured by our customers are different enough for each of these three segments that we believe using this differentiated and focused approach will be most effective for our customer base and our ability to optimize our operational and resource prioritization. Additionally, we are working towards improving our identity and brand in the biopharma market to more effectively communicate our evolution as a partner to our clients as well as to our people, both present and future.
•
Capabilities Optimization and Expansion. Building on the groundwork laid in 2021, we are working to optimize our organizational structure and expand our capabilities. We have created and expect to continue to expand strong synergies and efficiencies in our sales and marketing, quality and regulatory systems, human resources and people engagement practices, environmental health and safety policies, business systems and operational excellence processes. We will also continue to enhance our current capabilities and expand our operations to accommodate our growing customer base and attract new customers. We are structuring our organization to ensure execution and delivery of success including identifying opportunities for automation and digitalization of processes and ways of working. We also plan to expand our capabilities by identifying additional acquisition or expansion opportunities to broaden our offerings and grow our base of business.
•
Client Experience and Trust. We intend to further improve our customer experience. While we have long enjoyed our reputation as a high-quality partner, we believe that there is always room to improve. It is our goal to strengthen our client interactions, create unparalleled trust and establish valuable partnerships from process development through commercialization. It is also important that, where it makes sense, we harmonize the experience our clients have at each of our sites. We have effective approaches to client communications and project management and want to deploy those approaches consistently across our organization.
•
Employee Experience and Culture. We aspire to establish an industry-leading employee experience and corporate culture. As our employees drive our success, it is our goal to create an inspiring, flexible and rewarding experience for everyone at our company. In doing so, we believe we will strengthen both recruitment, employee engagement and retention, leading to a better workplace, better performance and better outcomes for our clients and for our company’s financial performance.
•
Financial Strength. We will continue to take steps to improve our financial strength. We will continue to carefully manage our cash, work to reduce our debt, and engage in a consistent and transparent fashion with the investment community.

Our Competitive Strengths

We believe that the strong relationships we have with our commercial partners result from of our competitive strengths. In particular:

•
Our Operational Excellence. We maintain a commitment to continually improve productivity and customer service levels and maintain excellent quality and regulatory compliance systems. We measure our operational excellence using industry-standard performance indicators such as our on time, in full delivery rate. We believe that our strong historical track record for operational excellence differentiates us from our competitors.
•
Focus on Specialized Markets. We participate in specialized markets where significant technical expertise provides a competitive advantage. This includes differentiated drug delivery, controlled substance and complex formulation. One of our core areas of expertise is modified release oral solid dosage form development and manufacturing and custom release profile development, including for DEA controlled substance products. We developed extended, controlled and sustained release mechanisms and other intellectual property for several current commercial products.
•
Our Longstanding Relationships with Our Partners. We continue to maintain longstanding, collaborative relationships with our customers. We believe this allows us to leverage our extensive experience and deep knowledge of their business to better address our commercial partners’ business and developmental goals.
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

Services

We offer integrated solutions for formulation development, analytical method development, pharmaceutical manufacturing, regulatory support, and pharmaceutical packaging and logistics of both commercial and development stage products with a primary focus in the area of small molecules. Our facilities are located on both coasts of the United States and include:

•
A 97,000 square foot manufacturing facility in Gainesville, Georgia that provides a full range of manufacturing capabilities from scale-up services to commercial manufacturing;
•
A 24,000 square foot development and high-potency product facility in Gainesville, Georgia that focuses on development and clinical packaging; and
•
A 24,500 square foot development facility in San Diego, California that focuses on development of advanced dosage forms.

Our end-to-end service capabilities allow our customers to start with us for early-phase projects and stay with us through late phase and commercial projects. Early-stage coordination with customers utilizing our development and high-potency product facilities help assure streamlined technology transfer for final scale up and manufacturing at our commercial manufacturing site. Our capabilities include:

•
Formulation development: Our formulation services support the development of a range of pharmaceutical products and advanced dosage forms. We have expertise in complex formulations, reformulation, physical characterization and excipient compatibility. We also conduct feasibility studies, identify critical variables and inefficiencies and optimize process.
•
Analytical methods development: We offer diverse analytical services designed to assess quality. Our advanced facilities offer a full range of analytical testing capabilities, including product testing, ICH stability, method development and validation, chromatography and spectroscopy equipment, stability chambers and microbial testing.

•
Pharmaceutical manufacturing: We are capable of serving clients from small, early-phase batches to clinical and commercial production. We offer structured tech transfer services and key technologies including milling, blending, compression, spray and rotary granulation, particle and bead coating, encapsulation, liquids, ophthalmics, lyophilization and sterile fill and finish.
•
Regulatory support: We have extensive experience across all steps of the drug approval process. Our regulatory support services include handling communications with the FDA on behalf of our sponsor companies and consultation and guidance for client FDA meetings and responses. We utilize industry best practices including standardized reports for eCTD submission and pharmacovigilance reporting support.
•
Pharmaceutical packaging and logistics: We offer contract packaging and logistics to maintain the safety and integrity of our customers' products. Our commercial-scale, single-line packaging operation has an annual maximum capacity of 2.5 million bottles per shift and can also serve late-phase clinical and development packaging needs. This line can package round or square bottles of various sizes and offers DSCSA-compliant serialization services. We also offer smaller-scale primary and secondary packaging, labeling and kitting options suited for clinical trial materials and development packaging needs across a wide range of dosage forms.

Our Commercial Partners

We are party to agreements with each of our commercial partners governing the development, formulation and/or supply services we provide, as well as any applicable intellectual property licenses. Each commercial partner remains responsible for distributing, marketing and promoting their respective products. We are dependent on a small number of commercial partners, with our three largest customers (Teva Pharmaceutical Industries, Inc., or Teva, Novartis Pharma AG, or Novartis, and Lannett Company, Inc., or Lannett) having generated 82% of our revenues for the year ended December 31, 2021, of which Teva generated 35%, Novartis generated 24% and Lannett generated 23%.

The table below details the key products developed and/or manufactured with our key commercial partners:

	Product	Indication	Territory	Revenue source	Agreement term
Teva	Verapamil SR	Hypertension	United States	Profit-sharing / manufacturing	Through December 31, 2024
Novartis	Ritalin LA®	Attention Deficit Hyperactivity Disorder	Worldwide	Manufacturing	Through December 31, 2023
	Focalin XR®	Attention Deficit Hyperactivity Disorder	Worldwide, except Canada	Manufacturing	Through December 31, 2023
Lannett	Verelan PM® Verelan SR Verapamil PM	Hypertension	United States	Profit-sharing / manufacturing	Through December 31, 2024
Advanz	Donnatal liquids and tablets	Irritable bowel syndrome and acute enterocolitis	United States	Manufacturing	Through February 3, 2025

Agreements with Key Commercial Partners

Teva

We are party to a License and Supply Agreement with Watson Laboratories, Inc., a subsidiary of Teva, or the Teva Agreement, pursuant to which we are the exclusive supplier of Verapamil SR to Teva. We own the AG for Verapamil SR and, pursuant to the Teva Agreement, have granted Teva an exclusive license to commercialize and sell Verapamil SR in the United States. The Teva Agreement expires on December 31, 2024, after which it will renew for additional one-year periods unless terminated by either party. Under the Teva Agreement, Teva pays us a share of profits on sales of Verapamil SR.

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

Advanz

We are party to an Amended and Restated Manufacturing and Supply Agreement with AmdiPharm Ltd., a subsidiary of Advanz Pharma Corp, Ltd. (collectively "Advanz"), pursuant to which we continued our multi-year relationship as the exclusive supplier of Donnatal to Advanz for sale in the United States. Under the agreement, we are Advanz's exclusive manufacturer of Donnatal and its authorized generic version until February 3, 2025. Both we and Advanz may terminate this Agreement for any reason at any time by giving the other party not less than twenty-four months prior written notice.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under clinical and pre-clinical signed contracts. As of December 31, 2021, our backlog was approximately $24 million. While we anticipate the majority of our backlog will be recognized during fiscal year 2022, our backlog is subject to a number of risks and uncertainties, including but not limited to: the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; and the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; the risk that we may not successfully execute on all customer projects; and the risk of a potential negative impact from the COVID-19 global pandemic, any of which could have a negative impact on our liquidity, reported backlog and future revenue and profitability.

Permits and Regulatory Approvals

We are required to comply with the regulatory requirements of various local, state, national and international regulatory bodies having jurisdiction in the countries or localities where we manufacture products or where our customers’ products are distributed. In particular, we are subject to laws and regulations concerning research and development, testing, manufacturing processes, equipment and facilities, including compliance with cGMPs, labeling and distribution, import and export, and product registration and listing. As a result, our facilities are subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions in which we operate.

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

Prevailing legislation tends to hold companies primarily responsible for the proper disposal of their waste even after transfer to third party waste disposal facilities. Other future developments, such as increasingly strict environmental, health and safety laws and regulations, and enforcement policies, could result in substantial costs and liabilities to us and could subject the handling, manufacture, use, reuse or disposal of substances or pollutants at our facilities to more rigorous scrutiny than at present.

Intellectual Property

We own several issued patents in the United States and several foreign patent applications. The products we produce for our commercial partners are also typically covered by patents and patent applications owned by them. Although certain patents may have expired or may expire in the future, we believe there are other barriers to entry for our commercial partners and competition, including ownership of regulatory filings, NDAs, abbreviated new drug applications, or ANDAs, and drug master files, or DMFs, manufacturing trade secrets, proprietary dosage strengths, pricing limitations in various geographies, costs to revalidate with another supplier, maturity and life-cycle stage of products. We have acquired and developed and continue to acquire and develop knowledge and expertise and trade secrets in the provision of formulation, process development and manufacturing services. We intend to rely on a combination of patents and trade secrets, as well as confidentiality agreements and license agreements, to protect our proprietary know-how.

Competition

The contract development and manufacturing industry for pharmaceuticals is intensely competitive and highly regulated. Our current and future competitors include other CDMOs as well as segments of larger pharmaceutical, biotechnology and specialty pharmaceutical companies. Many of our competitors have greater financial and other resources than we have, such as more commercial resources, larger staff and more extensive marketing and manufacturing organizations.

We compete with other CDMOs such as Adare Pharma Solutions, Avara Pharmaceutical Services, BioDuro-Sundia, Bioserv, CoreRx, Frontage Laboratories, Metrics Contract Services, Pharmaceutics International and Quotient Sciences, segments of larger companies such as Patheon (a segment of ThermoFisher Scientific) and Catalent, as well as other development and manufacturing service providers.

Government Regulation

Governmental authorities in the United States at the federal, state and local level, and the equivalent regulatory authorities in other countries, extensively regulate the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, distribution, marketing, export and import of prescription drugs, such as those we are developing and manufacturing. Any drug products developed or manufactured by us are subject to pervasive and continuing regulation by the FDA, including compliance with current Good Manufacturing Practices, or cGMP, which impose procedural and documentation requirements. The FDA or other regulatory agencies can delay approval of a drug if our manufacturing facilities are not able to demonstrate compliance with cGMPs, pass other aspects of pre-approval inspections (i.e., compliance with filed submissions) or properly scale up to produce commercial supplies. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and state agencies and are subject to periodic announced and unannounced inspections by the FDA and state agencies for compliance with cGMP and other regulations. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance. Failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of product approval, recall or seizure of the product or other voluntary, FDA‑initiated or judicial action that could delay or prohibit further operations.

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

The DEA regulates controlled substances by controlling them in five schedules. Schedule I and II controlled substances have a high potential for abuse, whereas Schedule III-V controlled substances have relatively decreasing potential for abuse. Therefore, the DEA imposes more stringent controls on Schedule I and II substances than Schedule III-V substances, including stricter security controls, quotas, and increased recordkeeping and reporting requirements. Certain of the products we manufacture and/or develop are regulated as Schedule II controlled substances. The DEA establishes annually an aggregate quota for how much certain controlled substances that we manufacture may be produced in total in the United States, based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We must receive an annual quota from the DEA in order to produce any Schedule II substance. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. In April 2018, the DEA proposed new guidelines aimed at strengthening the process for setting controls over diversion of controlled substances and making other improvements in the quota managements regulatory system for the production, manufacturing and procurement of controlled substances. Following a public comment period, the DEA published the final guidelines, which were substantially similar to the proposed guidelines, in July 2018. For 2019, the DEA proposed decreased manufacturing quotas for the six most frequently misused opioids, including hydrocodone, which we use in the manufacture of certain products, by an average of 10% as compared to the 2018 quotas. The DEA proposed further decreasing manufacturing quotas in 2020 for five of the six opioids, including hydrocodone, by an average of 28%. Together with reductions in morphine, this is a 53% decrease since 2016. In October 2019, the DEA proposed additional regulations to amend the manner in which the agency grants quotas to manufacturers. The proposed regulations will establish use-specific quotas, including commercial sales, product development, transfer, replacement, and packaging. To decrease the risk of diversion and increase accountability, inventory allowances will be reduced, and procurement quota certifications will be required. In April 2020, in response to the COVID-19 pandemic, the DEA adjusted the established 2020 aggregate production quotas and assessment of annual needs for select Schedule II substances. The DEA took this action to ensure that the country has an adequate and uninterrupted supply of these substances during the public health emergency. In November 2020, the DEA finalized further decreases to the quota for hydrocodone by 11.5%, which it had proposed in September 2020. In October 2021, the DEA proposed further decreases of 4 percent to the quota for hydrocodone for 2022. The DEA finalized the 2022 quotas in December 2021.

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

Corporate Information

We were incorporated under the laws of the Commonwealth of Pennsylvania in November 2007. Our principal executive offices are located at 1 E. Uwchlan Ave, Suite 112, Exton, Pennsylvania 19341 and our telephone number is (770) 534-8239.

Acute Care Spin-Off

On November 21, 2019, we completed the spin-off of Baudax Bio, Inc., or Baudax Bio, to our shareholders. Baudax Bio consists of our former Acute Care business. The transaction was completed through a pro rata distribution of 100% of the common stock of Baudax Bio to our shareholders of record as of the close of business on November 15, 2019. Each of our shareholders received one share of Baudax Bio’s common stock, for every two and one-half shares of our common stock. Additionally, we contributed $19 million of cash to Baudax Bio in connection with the separation. For additional information on the spin-off of Baudax Bio please read note 4 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Employees and Human Capital Resources

Employees

As of December 31, 2021, we had 258 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

Available Information

Our website address is www.recrocdmo.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the Securities and Exchange Commission, or SEC, are available free of charge through our website. We make these materials available through our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 of the Exchange Act are also made available, free of charge on our website, as soon as reasonably practicable after copies of those filings are provided to us by those persons. These materials can be accessed through the “Investor” section of our website. The information contained in, or that can be accessed through, our website is not part of this Annual Report.

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

Risks Related to Our Business and Industry

The acquisition and integration of IriSys may present many risks and we may not realize the strategic and financial goals that were contemplated at the time we completed the acquisition.

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

Some of the risks we may face in connection with the acquisition include the following:

•
We may not realize the benefits we expected to receive from the transaction, such as anticipated synergies;
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
•
IriSys operates in segments of the contract development and manufacturing organization market that we have less experience with, and our further expansion of operations into these areas could present various integration challenges and result in increased costs and other unforeseen challenges; and
•
We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances that occurred prior to our acquisition of IriSys, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, a diversion of management’s attention and resources, and other adverse effects on our business, financial condition, and operating results.

If any of these events were to occur, our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the acquisition could be adversely affected or could reduce our future earnings or otherwise adversely affect our business and financial results and, as a result, adversely affect the market price of our common stock.

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

We are dependent on a small number of commercial partners, with our three largest customers (Teva Pharmaceutical Industries, Inc., or Teva, Novartis Pharma AG, or Novartis, and Lannett Company, Inc., or Lannett) having generated 82% of our revenues for the year ended December 31, 2021, of which Teva generated 35%, Novartis generated 24% and Lannett generated 23%. If any one or more of these commercial partners faces increasing or new competition in their market, adjusts pricing, significantly reduces their purchasing volume or experiences financial difficulties such as bankruptcy, our revenues could be adversely affected.

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

Our agreements with Teva and Lannett expire on December 31, 2024, and our agreement with Novartis expires on December 31, 2023. If any of these commercial partners fail to renew their contract, our revenues could be materially and adversely affected. We continually seek to renew existing customer contracts and secure new contracts, which subjects us to potentially significant pricing pressures. While our preferred practice is to renegotiate new or extended agreements prior to expiration, in the event we are unable to replace existing contracts in a timely manner or at all, or are forced to accept terms, including pricing terms, less favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

The COVID-19 pandemic has negatively impacted, and may continue to negatively impact, our business operations and financial results.

Our sales and manufacturing operations for the year ended December 31, 2021 were disrupted as a result of the COVID-19 pandemic due to production slowdowns, stoppages and decreased demand for the products we manufacture. While we do not currently expect that future results will be materially impacted by the pandemic, there can be no assurance that such future results will not be impacted. While vaccines have proven effective in reducing the severity and mortality of COVID-19, including the variants that have evolved to date, the overall vaccination rate in the United States has not reached the level required for herd immunity. Certain variants of COVID-19, such as the delta and omicron variants, are proving to be more easily spread than earlier variants. We may also be adversely impacted by broader economic effects associated with the pandemic such as inflation, changes in laws and general volatility in the markets.

Failure to obtain manufacturing components, supplies and related materials from third-party manufacturers, including due to supply chain disruptions related to the COVID-19 pandemic and inflationary pressures on materials and labor, could affect our ability to manufacture and deliver our products and sustain our profitability.

We rely on third-party manufacturers to supply many of our manufacturing components, supplies and related materials, which in some instances are supplied from a single source. We also rely on our labor force to sustain our operations. Prolonged disruptions in the supply of any of our key manufacturing components, supplies and related materials, including due to the sweeping effects the COVID-19 pandemic has had on commercial activity throughout the world; difficulty implementing replacement materials or new sources of supply; or a significant increase in the prices of manufacturing components, supplies and related materials or labor could have a material adverse effect on our operating results, financial condition or cash flows. In particular, manufacturing problems may occur with these suppliers, and if a supplier provides us with manufacturing components, supplies and related materials that are deficient or defective or if a supplier fails to provide us with such materials or supplies in a timely manner, we may have limited ability to find appropriate substitutes or otherwise meet required specifications and deadlines. Moreover, we could experience inventory shortages if we are required to use an alternative supplier on short notice, which also could lead to manufacturing components, supplies and related materials being purchased on less favorable terms than we have with our regular suppliers. If such problems occur, we may not be able to manufacture our products profitably or on time, which could harm our reputation and have a material adverse effect on our business.

Several of our manufacturers and suppliers conduct business internationally. Travel bans and other restrictions may affect the ability of these companies to conduct commercial activity, which could disrupt our supply chain and negatively impact our operations. If our suppliers are unable to provide the products and manufacturing components necessary to conduct our business, we may experience inventory shortages, and could be required to use an alternative supplier on short notice and enter into agreements on less favorable terms than we have with our regular suppliers. We also rely on third parties for the maintenance of our facilities and equipment. The continuing COVID-19 pandemic poses the risk that any of the third parties on which we rely may be prevented from conducting normal business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities.

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

Our future profitability could decline if we cannot sustain current operating conditions, including maintaining our current facility and equipment utilization and product mix

Our business is complex and depends upon a number of variables to sustain our profitability, including how well we leverage our fixed manufacturing costs and maintain our product sales mix.

We have incurred significant fixed costs to purchase equipment that supports our current and future customer base across a wide range of dosage forms and production scales. For example, in 2020, we launched our clinical trials support services capabilities, which includes preparation of clinical trial supplies, as well as specialized services dedicated to the development and current Good Manufacturing Practices, or cGMP, of high-potency products. We depend on our workforce to operate our equipment, and we depend on customers to provide orders that will utilize our equipment. If we are not able to fully utilize our manufacturing capacity due to labor shortages, such as those being experienced during the COVID-19 pandemic, changes in customer or product mix, or changes in volume, our margins could be adversely affected. Further, there can be no assurance that our future revenue will be sufficient to ensure the economical operation of our facilities, in which case our results of operations could be adversely affected.

Some of our commercial products are significantly more profitable than others and may include profit-sharing, royalty or other forms of associated income. As a result, if we experience more growth in products that are less profitable that others, even if our revenues remain consistent or grow overall, we could become less profitable. Sustaining our profitability depends upon us experiencing a similar or more favorable mix of revenue, that will depend upon the nature of the different products and services that we offer and/or our customers' request. If we recognize less revenue from our most profitable products as a percentage of total revenue, our future profitability could be materially adversely impacted.

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

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and stock price.

Global financial markets have recently and may continue to experience extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability as a result of the ongoing COVID-19 pandemic, political unrest and other factors beyond control. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and ability to raise capital may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price. In addition, there is a risk that one or more of our current customers, vendors or other partners may not survive these difficult economic times, which could directly affect our business.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Further, the impacts of political unrest, including as a result geopolitical tension, such as a deterioration in the relationship between the United States and China or escalation in conflict between Russia and Ukraine, including any additional sanctions, export controls or other restrictive actions that may be imposed by the United States and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects, or developments relating to the ongoing COVID-19 pandemic, political, regulatory, and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

We have a history of losses. If we cannot maintain profitability and secure additional business, we may have to raise additional capital.

We have incurred losses of $11.4 million, $27.5 million and $18.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $245.8 million. We have financed our operations through the issuance of debt and equity and through operations, and as of December 31, 2021, we had $106.5 million of outstanding indebtedness, $100.0 million of which was with Athyrium Opportunities III Acquisition LP, or Athyrium. Although it is difficult to forecast all of our future liquidity requirements, we believe that our cash and cash equivalents on hand combined with our projected cash receipts from services generated under our customer contracts will be sufficient to fund our operations beyond one year after the date our financial statements are issued. In addition, in the event a customer timely cancels its commitments prior to our initiation of manufacturing services, we may be required to refund some or all of the advance payments made to us under those canceled commitments, which would have a negative impact on our liquidity and future revenue.

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

As of December 31, 2021, we had outstanding indebtedness of $106.5 million. Our indebtedness could have important consequences to our shareholders. For example, it:

•
increases our vulnerability to adverse general economic or industry conditions;
•
limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
•
reduces proceeds we may receive as a result of any sale;
•
makes us more vulnerable to increases in interest rates, as our largest debt instrument with Athyrium is at a variable rate;
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
•
unforeseen global instability, including political instability, such as a deterioration in the relationship between the US and China or escalation in conflict between Russia and Ukraine, including any additional resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, or instability from an outbreak of pandemic or contagious disease (including, for example, the recent coronavirus outbreak);
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

Our success depends upon the quality of our products. Quality management plays an essential role in meeting customer requirements, preventing defects, improving our customers' product candidates and services and assuring the safety and efficacy of their product candidates. Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in us or our future products, which may result in difficulty in successfully launching product candidates and the loss of sales, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We have manufactured opioid products and may manufacture them in the future, which are subject to additional scrutiny and regulation by state and federal law enforcement and other regulatory agencies.

We have manufactured opioid products containing hydrocodone and may manufacture opioids in the future. The U.S. government and state legislatures have prioritized combatting the growing misuse and addiction to opioids such as hydrocodone and have enacted legislation and regulations as well as other measures intended to fight the opioid epidemic. Addressing prescription drug abuse is a priority for the current U.S. administration and the FDA and is part of a broader initiative led by the Department of Health and Human Services. Overall, there is greater scrutiny of entities involved in the manufacture, sale and distribution of opioids. These initiatives, existing regulations, potential legal actions against us and/or any negative publicity related to opioids may have a material impact on our business and our ability to manufacture opioid products in the future.

If we use hazardous materials in a manner that causes injury or violates applicable law, we may be liable for damages.

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

Our manufacturing facilities are located in Gainesville, Georgia and San Diego, California, where natural disasters or similar events, like hurricanes, blizzards, tornadoes, fires, floods, earthquakes or explosions or large-scale accidents or power outages, could severely disrupt our operations and have a material adverse effect on our business, prospects, results of operations and financial condition. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our Gainesville and/or San Diego facilities, damaged critical infrastructures, such as manufacturing resource planning and enterprise quality systems, or otherwise disrupted operations at that location, it may be difficult or, in certain cases, impossible for us to continue our development, formulation and manufacturing business for a substantial period of time, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We are exposed to the risk that our employees, partners, independent contractors, consultants and vendors may engage in fraudulent or other illegal activity with respect to our business. Misconduct by these employees, partners, independent contractors, consultants and vendors could include intentional, reckless and/or negligent conduct or unauthorized activity that violates: (1) FDA or DEA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; (2) manufacturing standards; (3) federal, state and foreign healthcare fraud and abuse laws and regulations; or (4) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. Any incidents or any other conduct that leads to an employee receiving an FDA debarment could result in a loss of business from our partners and severe reputational harm. We have adopted a Code of Business Conduct and Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, operating results and financial condition.

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

As of December 31, 2021, we had federal and state net operating loss carry forwards, or NOLs, of approximately $135.9 million and $137.7 million, respectively. The federal carry forwards for 2008 through 2017 will expire in 2028 through 2037. Federal net operating losses incurred in 2018 and onward have an indefinite expiration under the 2017 Tax Cut & Jobs Act. The state carry forwards, including those generated in 2021, will expire in 2028 through 2041. A full allowance for the value of the NOLs is provided for in our consolidated financial statements as of December 31, 2021. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be.

We incur increased costs and demands upon our management as a result of complying with the laws and regulations affecting public companies, which could negatively impact our operating results.

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

On November 21, 2019, we distributed all of the then outstanding shares of Baudax Bio common stock to our shareholders in connection with the separation of our Acute Care business. In connection with the distribution, we entered into a separation and distribution agreement and various other agreements (including a transition services agreement, a tax matters agreement, a manufacturing and supply agreement, an employee matters agreement, an intellectual property matters agreement and certain other commercial agreements). These agreements governed the separation and distribution and the relationship between the two companies going forward, including with respect to potential tax-related losses associated with the separation and distribution. They also provided for the performance of services by each company for the benefit of the other for a period of time.

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

Our future success depends on our ability to attract and retain qualified personnel, which may be affected by applicable government vaccine mandates.

The implementation of any government-mandated vaccination or testing mandates may impact our ability to retain current employees and attract new employees. Courts are currently considering a broad set of legal challenges to those vaccine mandates that make it difficult for us to plan how, when, or even if we should enforce those mandates. For example, in November 2021, the federal Occupational Safety and Health Administration, or OSHA, issued an emergency temporary standard requiring employers with at least 100 employees to require their employees to get vaccinated or submit to regular

COVID-19 testing. OSHA subsequently withdrew the vaccination and testing emergency temporary standard effective January 2022 following a decision by the Supreme Court of the United States.

As a party to certain contracts with the federal government, we are currently subject to federal COVID-19 vaccine mandates separate from the OSHA standard. These vaccine mandates are currently being reviewed by the federal courts, with several federal district courts issuing injunctions against enforcement of the mandates. If, after all appeals are exhausted, such mandates are permitted to be enforced, they may present certain risks regarding our ability to attract or retain talent, including the willingness of our employees to comply with such mandates and the potential conflict with actions by certain states in which we operate that are in conflict with the federal mandate. All of our active employees subject to the federal COVID-19 vaccine mandate have presented proof of vaccination to us as of December 31, 2021.

As of December 31, 2021, approximately 15% of our workforce not subject to the federal COVID-19 vaccine mandate was unvaccinated. If future mandates are enacted that cover those employees, a significant number of them could choose not to comply with applicable mandates. If we are forced to terminate their employment as a result, our business could be materially harmed. The inability to recruit or the loss of the services of any executive or key employee could impede the progress of our business development, manufacturing, quality, growth and diversification objectives.

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

Risks Related to Our Intellectual Property

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

If a generic company is able to successfully challenge the patents covering drug candidates by obtaining FDA approval for an ANDA, the generic company may choose to launch a generic version of a drug candidate. Any launch of a generic version of our commercial partners' products prior to the expiration of patent protection will have a material adverse effect on demand for that product, our revenues and our results of operations.

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

These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Following the decrease in our trading price in May 2018, a securities class action lawsuit was filed against us and certain of our officers and directors for alleged violations of Section 10(b) and 20(a) of the Exchange Act and Rule 10(b)(5) promulgated thereunder. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers and directors as defendants. On February 8, 2019, we filed a motion to dismiss the amended complaint in its entirety which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, we filed our response and briefing was completed on the motion to dismiss. In response to questions from the Judge, the parties submitted supplemental briefs with regard to the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. We filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to our motion to dismiss on August 17, 2020 and on September 16, 2020, we filed a reply in support of our motion to dismiss. The plaintiff filed an opposition to our motion to dismiss on August 17, 2020. On September 16, 2020, we filed a reply in support of our motion to dismiss. On March 1, 2021, the Court denied our second motion to dismiss. On June 21, 2021, we filed an answer and affirmative defenses to the second amended complaint. Since then, the parties have been engaged in discovery, which must conclude by April 29, 2022. On September 30, 2021, the plaintiff filed a motion for class certification and appointment of class representative. We filed an opposition to the plaintiff’s motion on November 30, 2021. On January 6, 2022, the plaintiff filed a reply in support of the motion for class certification. We requested oral argument on this motion, and the plaintiff has taken the position that the motion can be decided on the papers. Motions for summary judgment must be filed by May 27, 2022. In connection with the separation from Baudax Bio, Baudax Bio accepted assignment from us of all of our obligations in connection with the litigation and agreed to indemnify us for all liabilities related to the litigation. This litigation, and any other securities class actions that may be brought against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

The concentration of our capital stock ownership with certain shareholders, our directors and their affiliated entities and our executive officers will limit shareholders’ abilities to influence certain corporate matters.

Our directors and their affiliated entities, and our executive officers, beneficially own, in the aggregate, approximately 6% of our outstanding common stock as of December 31, 2021. Additionally, the former equity holders of IriSys held approximately 16% of our outstanding common stock as of February 25, 2022. As a result, these shareholders are collectively able to influence matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of all or substantially all of our assets. Such influence may delay, prevent or deter a change in control of our company, even when such a change may be in the best interests of some shareholders, impede a merger, consolidation, takeover or other business combination involving us, or could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might adversely affect the prevailing market price of our common stock.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be frequently evaluated. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors (as a smaller reporting company, the latter requirement does not apply). Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 1 E. Uwchlan Ave, Suite 112, Exton, Pennsylvania 19341. We currently own and operate our 97,000 square foot, DEA-licensed facility in Gainesville, Georgia. We also lease and operate:

•
a 24,000 square foot development and high-potency product services facility in Gainesville, GA, which expires in June 2025.
•
a 24,500 square foot development facility focused on advanced dosage forms in San Diego, California, which expires in January 2031.

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

Holders of Common Stock

As of February 25, 2022, there were 15 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved]

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

Overview

We are a bi-coastal contract development and manufacturing organization, or CDMO, with capabilities spanning pre-Investigational New Drug, or IND, development to commercial manufacturing and packaging for a wide range of therapeutic dosage forms with a primary focus in the area of small molecules. With an expertise in solving complex manufacturing problems, Recro is a leading CDMO providing development, end-to-end regulatory support, clinical and commercial manufacturing, aseptic fill/finish, lyophilization, packaging and logistics services to the global pharmaceutical market. In addition to our experience in handling DEA-controlled substances and developing and manufacturing advanced dosage forms, Recro has the expertise to deliver on our clients’ pharmaceutical development and manufacturing projects, regardless of complexity level. We do all of this in our best-in-class facilities that, in the aggregate, total 145,000 square feet, in Gainesville, Georgia and San Diego, California.

We currently manufacture the following key products with our key commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM, Verapamil SR, Donnatal liquids and tablets and Scot-Tussin cough and cold liquids, as well as supporting numerous development stage products.

During the third quarter of 2021, we acquired IriSys, LLC, or IriSys, an independent San Diego-based CDMO, with a number of highly attractive features including significant capabilities beyond oral solid dose, including sterile and non-sterile injectables, liquid and powder filled capsules, tablets, oral liquids, liposomes and nano/micro-particles, topical formulations and ophthalmic droppers. In 2020, we launched our clinical trials support services capabilities, which includes preparation of clinical trial supplies, as well as specialized services dedicated to the development and current Good Manufacturing Practices, or cGMP, of high-potency products.

Our manufacturing and development capabilities include formulation, product development from formulation through clinical trial and commercial manufacturing, and specialized capabilities for solid oral dosage forms, extended release and controlled substance manufacturing, as well as high potency development and manufacturing. With the acquisition of IriSys, our capabilities have been expanded beyond oral solid dose to include sterile injectables oral liquids, tablets, topicals, liquid/powder filled capsules, ophthalmic droppers, liposomes and nano/microparticles. In addition, the acquisition adds new capabilities in the areas of aseptic fill/finish and lyophilization and established bi-coastal footprint from which to better serve clients within the U.S., as well as globally. In a typical collaboration, we work with our partners to develop product candidates or new formulations of existing product candidates. We also typically exclusively manufacture and supply clinical and commercial supplies of these proprietary products and product candidates.

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

Logistics challenges. As global logistics and supply chain issues continue to present obstacles to the U.S. economy and our business, we will continue to work to overcome these challenges. We also expect to continue facing inflationary pressure on raw materials, labor and logistics. During 2021, we experienced minimal supply chain disruption.

Our sales and manufacturing operations for the year ended December 31, 2021 were disrupted as a result of the pandemic due to production slowdowns, stoppages and decreased demand for the products we manufacture. While we do not currently expect that future results will be materially impacted by the pandemic, there can be no assurance that such future results will not be impacted. While vaccines have proven effective in reducing the severity and mortality of COVID-19, including the variants that have evolved to date, the overall vaccination rate in the United States has not reached the level required for herd immunity. Certain variants of COVID-19, such as the delta and omicron variants, are proving to be more easily spread than earlier variants. We may also be adversely impacted by broader economic effects associated with the pandemic such as inflation, changes in laws and general volatility in the markets. The continued low vaccination rate, and the emergence of new variants, which could prove resistant to existing vaccines, could again result in major disruptions to businesses and markets worldwide and our business, results of operations and financial condition could be materially and adversely affected.

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

Cost of sales and selling, general and administrative expenses

Cost of sales consists of inventory costs, including production wages, material costs and overhead, and other costs related to the recognition of revenue. Selling, general and administrative expenses consists of salaries and related costs for administrative, public company costs, business development personnel as well as legal, patent-related expenses and consulting fees. Public company costs include compliance, auditing services, tax services, insurance and investor relations.

In October 2021, we integrated and reorganized our collective employee base to support a multi-site organization. As a result, certain employees in administrative roles are supporting the entire company instead of plant operations. Costs associated with these employees, including employee compensation and other expenses, are classified in selling, general and administrative expenses prospectively from October 1, 2021.

Our business development expenses increased during 2021 with the expansion of our sales team in various geographies, in anticipation of business growth from new formulation and development capabilities, as well as the expansion of the team through the acquisition of IriSys.

For the year ended December 31, 2021, we qualified for approximately $4.4 million of federal employee retention credits, all of which was recognized as an offset to expense. We did not qualify for or recognize any such credits in 2020, and we do not expect to qualify for or recognize any additional credits in future periods.

Amortization of intangible assets

Historically, we recognized amortization expense related to an intangible asset for our profit-sharing and contract manufacturing relationships on a straight-line basis over an estimated useful life of six years. Amortization stopped when the intangible asset reached the end of its useful life in April 2021. With the acquisition of IriSys, we are recognizing amortization expense related to acquired customer relationships, backlog and trademarks and trade names on a straight-line basis over estimated useful lives of 7, 2.4, and 1.5 years, respectively.

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

Net operating losses and tax carryforwards

As of December 31, 2021, we had federal net operating loss, or NOL, carry forwards of approximately $135.9 million, $127.7 million of which have an indefinite carry forward period. The remaining $8.2 million of federal NOL carry forwards, $137.7 million of state NOL carry forwards and federal and state research and development tax credit carryforwards of $4.6 million are also available to offset future taxable income, but they will begin to expire at various dates beginning in 2028 if not utilized. We believe that it is more likely than not that the deferred income tax assets associated with our U.S. operations will not be realized, and as such, there is a full valuation allowance against our U.S. deferred tax assets.

Key indicators of performance

To evaluate our performance, we monitor a number of industry-standard key indicators such as:

•
Safety and human capital management, as measured by recordable injuries, good saves and employee retention;
•
Operational excellence, as measured by the percentage of our orders that are delivered on-time and in full;
•
New business growth, as measured by value of new contracts signed; and
•
Financial operating results, as measured by revenue and Adjusted EBITDA.

Adjusted EBITDA is a non-GAAP measure that we discuss and reconcile to its nearest GAAP measure elsewhere in our public financial reporting. We believe that supplementing our financial results presented in accordance with GAAP with non-GAAP measures is useful to investors, creditors and others in assessing our performance. These measurements should not be considered in isolation or as a substitute for reported GAAP results because they may include or exclude certain items as compared to similar GAAP-based measurements, and such measurements may not be comparable to similarly-titled measurements reported by other companies. Rather, these measurements should be considered as an additional way of viewing aspects of our operations that provide a more complete understanding of our business.

Results of operations

Comparison of years ended December 31, 2021 and 2020

	Year ended December 31,
(in millions)	2021	2020
Revenue	$75.4	$66.5
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	55.6	54.1
Selling, general and administrative	18.4	18.1
Amortization of intangible assets	1.0	2.6
Total operating expenses	75.0	74.8
Operating loss	0.4	(8.3)
Interest expense	(15.1)	(19.2)
Gain on extinguishment of debt	3.3	—
Net loss	$(11.4)	$(27.5)

Revenue. The increase of $8.9 million was primarily the result of increases in revenue due to the acquisition of IriSys as well as higher revenues from our clinical trial materials business including revenue from a commercial product tech transfer project. Despite the discontinuation of two commercial product lines by our commercial partners announced in the first quarter of 2020, our legacy commercial business has remained relatively flat in 2021 compared to 2020 as our other commercial products saw growth in 2021 compared to 2020 rebounding from lower volumes in 2020 due to impacts to the market from COVID-19.

Cost of sales. The increase of $1.5 million was primarily due to costs from the San Diego facility due to the acquisition of IriSys and is partially offset by lower costs due to the prior year reduction in force and certain employment incentive tax credits in 2021.

Selling, general and administrative. The increase of $0.3 million was primarily related to deal and integration costs related to the acquisition of IriSys and administrative expenses associated with the addition of our San Diego team offset by lower public company costs and stock-based compensation expense. As a result of our integration and reorganization, effective October 1, 2021, certain expenses associated with employees who now support our multi-site organization structure and operations are classified in selling, general and administrative expenses. Prior to October 1, 2021, these employees supported our plant operations and were classified in cost of sales.

Amortization of intangible assets. The decrease of $1.6 million was the result of the amortization of CDMO royalties and contract manufacturing relationships acquired in 2015 ending on April 10, 2021 offset by amortization related to the acquisition of IriSys for acquired customer relationships, backlog and trademarks and trade names.

Interest expense. The decrease of $4.1 million was primarily due to reduced term loan borrowings under the Credit Agreement with Athyrium as well as a decrease in the LIBOR base rate of interest on our term loans under the Credit Agreement. This decrease was partially offset by an increase in interest from the sellers note which was a component of the IriSys acquisition purchase price.

Gain on extinguishment of debt. In June 2021, the PPP Note and all accrued interest thereon was forgiven.

Comparison of years ended December 31, 2020 and 2019

	Year ended December 31,
(in millions)	2020	2019
Revenue	$66.5	$99.2
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	54.1	51.0
Selling, general and administrative	18.1	19.9
Amortization of intangible assets	2.6	2.6
Change in warrant valuation	—	2.1
Total operating expenses	74.8	75.6
Operating loss	(8.3)	23.6
Interest expense	(19.2)	(19.0)
(Loss) income from continuing operations	(27.5)	4.6
Loss on discontinued operations	—	(23.2)
Net loss	$(27.5)	$(18.6)

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

Selling, general and administrative. The decrease of $1.8 million was primarily related to lower public company costs, which were partially offset by our new business efforts and the addition of the clinical trial support services to our early cGMP offering in the second quarter of 2020.

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

Liquidity and capital resources

At December 31, 2021, we had $25.2 million in cash and cash equivalents.

Since our inception, we have financed our operations and capital expenditures primarily from results of operations and the issuance of equity and debt. During the year ended December 31, 2021, our capital expenditures were $5.3 million to scale and support our expansion of capabilities.

We are party to a credit agreement with Athyrium, or the Credit Agreement, which has been fully drawn. The Credit Agreement requires us to repay the outstanding principal amount of $100.0 million on December 31, 2023. The Credit Agreement also includes certain financial covenants that the Company will need to satisfy on a monthly and quarterly basis, including: (i) maintaining a permitted net leverage ratio, calculated as our indebtedness, net of cash and cash equivalents, divided by EBITDA, each as defined in the Credit Agreement; and (ii) a minimum amount of cash and cash equivalents on hand.

We are also party to an amended common stock purchase agreement with Aspire Capital Fund LLC, or Aspire Capital. The amended agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, Aspire Capital is committed to purchase, at our sole election, up to an aggregate value of $41.2 million in shares of common stock. As of December 31, 2021, there is availability to issue up to $30.0 million or 6,199,299 shares of common stock under the 2019 Common Stock Purchase Agreement.

In August 2021, we acquired IriSys for $50.2 million by paying $24.0 million in cash, net of cash acquired, and issuing a note and equity with fair values of $5.3 million and $20.9 million, respectively, to the former equity holders of IriSys.

We may require additional financing or choose to refinance certain of these instruments, which could include debt refinancing, sale of real-estate and/or other assets, strategic development, licensing activities and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Further, our ability to access capital market or otherwise raise capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Additional debt or equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business or to access capital.

Sources and uses of cash

	Year ended December 31,
(amounts in millions)	2021	2020	2019
Net cash provided by (used in) continuing operations:
Operating activities	$10.9	$9.2	$16.2
Investing activities	(29.3)	(7.6)	(8.3)
Financing activities	19.9	4.1	26.0
Net cash provided by continuing operations	$1.5	$5.7	$33.9

Net cash used in discontinued operations	$—	$(1.2)	$(53.2)

Continuing operations

Cash flows from operating activities represents our income or loss from continuing operations as adjusted for stock-based compensation, depreciation, asset impairment expense, non-cash interest expense, changes in fair value of warrants and amortization of intangibles, a gain on extinguishment of debt as well as changes in operating assets and liabilities. The increase in cash flows from operations in 2021 compared to 2020 was primarily due to the decrease in net loss from continuing operations and an increase in accrued interest and accrued expense offset by cash used in increases in accounts receivable and our contract asset. The decrease in cash flows from operations in 2020 compared to 2019 was primarily due to the increase in our net loss from continuing operations, partially offset by cash provided by decreases in accounts receivable, our contract assets and inventory due to lower revenue levels.

Net cash used in investing activities for each of the three years includes capital expenditures to scale and support our expansion of capabilities. With the inclusion of IriSys, we anticipate that 2022 capital expenditures will increase as we continue to maintain our existing capabilities as well as support the growth of our clinical trials business and other new business acquired from IriSys. In 2021, net cash used in investing activities also included $24.0 million paid to acquire IriSys. In 2019, net cash used in investing activities also included offsetting $12.1 million purchases and maturities of short-term investments for a zero net cash flow impact.

Net cash provided by financing activities included:

•
During 2021, net proceeds from an issuance of common stock of $32.1 million, partially offset by debt repayments of $10.1 million, financing costs of $1.4 million paid in connection with the debt amendments and common stock issuances, and $0.7 million to pay employee tax withholdings upon vesting of equity awards.
•
During 2020, net proceeds of $11.1 million from issuance of common stock through our common stock purchase agreement with Aspire Capital and $4.4 million from a PPP Note, partially offset by a $1.1 million repayment of the PPP Note, $10.1 million to repay term loans with Athyrium and $1.1 million to pay employee tax withholdings upon vesting of equity awards.
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

Discontinued operations

Net cash used in discontinued operations during 2020 was to settle outstanding liabilities related to our former acute care research and development business and for 2019 was used primarily to fund the research activities of our former Acute Care business.

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
•
our ability to regain profitability;
•
our ability to comply with stringent U.S. & foreign government regulation in the manufacture of pharmaceutical products, including cGMP and DEA requirements;
•
our ability to raise additional funds through equity or debt financings or sale of real-estate or other assets;
•
the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims; and
•
the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations or materially and adversely affect our business and financial conditions.

We might use existing cash and cash equivalents on hand, additional debt, equity financing, sale of real-estate or other assets or out-licensing revenue or a combination thereof to fund our operations or acquisitions. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. Our shareholders may experience dilution as a result of the issuance of additional equity or debt securities. This dilution may be significant depending upon the amount of equity or debt securities that we issue and the prices at which we issue any securities.

Contractual commitments

The table below reflects our contractual commitments as of December 31, 2021:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1):
Principal	$106.5	$2.0	$104.1	$0.1	$0.3
Interest	19.6	9.7	9.7	0.1	0.1
Purchase obligations (2)	7.7	6.9	0.8	—	—
Operating leases (3)	10.6	1.1	2.4	2.3	4.8
Other long-term liabilities (4)	—	—	—	—	—
Total	$144.4	$19.7	$117.0	$2.5	$5.2
(1)
Debt obligations consist of principal, an exit fee of 1% of that principal, and interest on $100.0 million of outstanding term loans under our credit facility with Athyrium, $6.1 million of notes issued to the former members of IriSys and a small finance lease. Because the Athyrium term loans bear interest at a variable rate based on LIBOR, we estimated future interest commitments utilizing the LIBOR rate as of December 31, 2021. In accordance with U.S. GAAP, the future interest obligations are not recorded on our consolidated balance sheet.
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

Although our estimates of fair value are based upon assumptions believed to be reasonable, actual results may differ. See note 3 to the consolidated financial statements beginning on page F-1 of this report for more information related to the acquisition of IriSys.

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

In 2021, we concluded qualitatively that our goodwill was not at risk of impairment due to the substantial excess of fair value over the carrying value of our reporting unit that we observed in prior period quantitative testing. The carrying value of our goodwill was $41.1 million at December 31, 2021. Any changes to our judgments or estimates could result in a goodwill impairment of up to that amount in a future period.

Impairment of long-lived assets

We are required to review the carrying value of long-lived assets, such as property, plant and equipment or amortizable intangible assets, for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of individual assets or asset groups may not be recoverable.

Assumptions and estimates used in the evaluation of recoverability are subjective, and changes in these assumptions may negatively impact projected undiscounted cash flows, which could result in impairment charges in future periods. On an ongoing periodic basis, we evaluate our long-lived assets for indicators of impairment such as economic, governmental or regulatory events.

In 2020, we received notification from a commercial partner of a discontinuation of a commercial product line. As a result of this event, we recognized $1.0 million of impairment expense related to property, plant and equipment associated with that product line.

Item 7A. Quantitative and qualitative disclosures about market risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. At December 31, 2021, we had approximately $15.2 million invested in money market instruments. We believe our policy of investing in highly-rated securities, whose liquidities are, at December 31, 2021, all less than two months, minimizes such risks. Due to the short-term duration of our investment portfolio and the low-risk profile of our investments, an immediate increase in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. We do not enter into investments for trading or speculative purposes. Our Athyrium secured term loan interest expense is based on the current committed rate of three-month LIBOR plus 8.25% with a 1.0% LIBOR floor. A fluctuation in LIBOR of 1% over the LIBOR floor would result in additional interest expense of $1.0 million annually.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2021. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

We acquired IriSys on August 13, 2021. Management excluded IriSys from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Excluding goodwill and intangible assets, which were subject to management's internal control assessment in 2021, IriSys represented approximately 13% of our total assets and 8% of our total revenues as of and for the year ended December 31, 2021. Management plans to fully integrate the operations of these businesses into the assessment of the effectiveness of our internal control over financial reporting in 2022.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item will be set forth in the Proxy Statement for the 2022 Annual Meeting of Shareholders, or the Proxy Statement, under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Risk Management” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information with respect to this item will be set forth in the Proxy Statement under the headings “Director Compensation,” “Executive Compensation,” and “Corporate Governance and Risk Management” is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item will be set forth in the Proxy Statement under the headings “Security Ownership of Directors, Certain Beneficial Owners and Management,” “Executive Compensation,” and “Director Compensation,” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be set forth in the Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and Risk Management” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Information with respect to this item will be set forth in the Proxy Statement under the heading “Independent Registered Public Accounting Firm,” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(a)(1) Consolidated Financial Statements.

The following consolidated financial statements are filed as a part of this Annual Report on Form 10-K:

•
Consolidated Balance Sheets as of December 31, 2021 and 2020
•
Consolidated Statements of Operations for the three years in the period ended December 31, 2021
•
Consolidated Statements of Shareholders’ Equity or Deficit for the three years in the period ended December 31, 2021
•
Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2021

(a)(2) Consolidated Financial Statement Schedules.

Not applicable.

(a)(3); (b) Exhibits:

Exhibit No.	Description	Method of filing
2.1	Separation Agreement dated as of November 20, 2019 by and between Recro Pharma, Inc. and Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-36329).
3.1	Second Amended and Restated Articles of Incorporation of Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 13, 2014 (File No. 001-36329).
3.2	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2021 (File No. 001-36329).
3.3	Third Amended and Restated Bylaws of Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 13, 2014 (File No. 001-36329).
4.1†	Common Stock Purchase Warrant, dated November 17, 2017, in favor of Athyrium Opportunities III Acquisition LP.	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017 (File No. 001-36329).
4.2†	Common Stock Purchase Warrant, dated November 17, 2017, in favor of Athyrium Opportunities II Acquisition LP.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 20, 2017 (File No. 001-36329).
4.3	Description of Securities	Filed herewith.
10.1†	Tax Matters Agreement, dated as of November 20, 2019, by and between Recro Pharma, Inc. and Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-36329).
10.2†	Amended and Restated License and Supply Agreement, dated June 26, 2003, by and among Elan Corporation, plc (predecessor-in-interest to Recro Gainesville LLC) and Watson Laboratories, Inc.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File No. 001-36329).

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

Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 13, 2021 (File No. 001-36329).
10.21	Stock Issuance Agreement, dated as of February 19, 2021 by and between Recro Pharma, Inc., Athyrium Opportunities II Acquisition LP and Athyrium Opportunities III Acquisition LP.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2021 (File No. 001-36329).
10.22	Paycheck Protection Program Term Note dated May 12, 2020, between Recro Pharma, Inc. and PNC Bank, National Association.	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2020 (File No. 001-36329).
10.23	Common Stock Purchase Agreement, dated February 19, 2019, by and between Recro Pharma, Inc. and Aspire Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on February 19, 2019 (File No. 001-36329).
10.24	First Amendment to the Common Stock Purchase Agreement, dated August 7, 2020, by and between Recro Pharma, Inc. and Aspire Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2020 (File No. 001-36329).
10.25	Second Amendment to Common Stock Purchase Agreement, by and between Aspire Capital Fund, LLC and Recro Pharma, Inc., dated February 26, 2021	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2021 (File No. 001-36329).
10.26	Unit Purchase Agreement, dated August 13, 2021, by and among Recro Pharma, Inc., IriSys, LLC, the Sellers (as defined therein), and IriSys, Inc. as the Seller’s Representative	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2021 (File No. 001-36329).

10.27	Form of Subordinated Promissory Note	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2021 (File No. 001-36329).
10.28•	Recro Pharma, Inc. 2018 Amended and Restated Equity Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2018 (File No. 001-36329).
10.29•	Form of Non-Qualified Stock Option Inducement Award Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2021 (File No. 001-36329).
10.30•	Form of Inducement Award Agreement for Restricted Stock Units	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2021 (File No. 001-36329).
10.31•	Form of Non-Qualified Stock Option Award Agreement	Incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 26, 2021 (File No. 001-36329).
10.32•	Form of Award Agreement for Restricted Stock Units	Incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 26, 2021 (File No. 001-36329).
10.33•	Form of Award Agreement for Restricted Stock Units (performance-based)	Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 26, 2021 (File No. 001-36329).
10.34•	Employment Agreement between Recro Pharma, Inc. and J. David Enloe, Jr., dated December 15, 2020.	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2020 (File No. 001-36329).
10.35•	Employment Agreement between Recro Pharma, Inc. and Ryan Lake, dated December 15, 2020.	Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2020 (File No. 001-36329).
21.1	Subsidiaries of Recro Pharma, Inc.	Filed herewith.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Filed herewith.
32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

•	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.

(c) Not applicable

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 1, 2022

RECRO PHARMA, INC.

By:	/s/ J. David Enloe, Jr.
J. David Enloe, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Annual Report on Form 10-K has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ J. David Enloe, Jr.	President, Chief Executive Officer and Director	March 1, 2022
J. David Enloe, Jr.	(Principal Executive Officer)
/s/ Ryan D. Lake	Chief Financial Officer	March 1, 2022
Ryan D. Lake	(Principal Financial Officer and Principal Accounting Officer)
/s/ William L. Ashton	Director	March 1, 2022
William L. Ashton
/s/ Michael Berelowitz	Director	March 1, 2022
Michael Berelowitz
/s/ Winston J. Churchill	Director	March 1, 2022
Winston J. Churchill
/s/ James C. Miller	Director	March 1, 2022
James C. Miller
/s/ Laura L. Parks	Director	March 1, 2022
Laura L. Parks
/s/ Bryan M. Reasons	Director	March 1, 2022
Bryan M. Reasons
/s/ Wayne B. Weisman	Director	March 1, 2022
Wayne B. Weisman

RECRO PHARMA, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Recro Pharma, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Recro Pharma, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Variable consideration for profit-sharing revenue

As discussed in Note 2 to the consolidated financial statements, the Company earns sales-based profit-sharing or royalty consideration, collectively referred to as profit-sharing revenue, which is computed based on the net product sales of the commercial partner. For arrangements that include product sales and sales-based profit-sharing where the license for intellectual property is not deemed to be the predominant item to which the profit-sharing relates, the profit-sharing is variable consideration and the Company recognizes revenue, including an estimate of profit-sharing, upon transfer of control of the manufactured product. In these cases, significant judgment is required to calculate the estimated variable consideration from such profit-sharing using the expected value method based on historical commercial partner pricing and deductions. Estimated variable consideration is partially constrained due to the uncertainty of price adjustments made by the Company’s commercial partners, which are outside of the Company’s control. Factors causing price adjustments by the Company’s commercial partners include increased competition in the products’ markets, mix of volume between the commercial partners’ customers, and changes in government pricing. The Company reported total revenue of $75.4 million for the year ended December 31, 2021, which included profit-sharing revenue.

We identified the evaluation of the estimate of the variable consideration for arrangements that include sales-based profit-sharing where the license for intellectual property is not deemed to be the predominant item as a critical audit matter. A high degree of auditor judgment was required to evaluate the Company’s determination of the constraint due to the uncertainty of price adjustments made by the Company’s commercial partners in response to market conditions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the determination of the constraint used to estimate variable consideration. We evaluated the Company’s ability to estimate variable consideration by comparing the actual amount of profit-sharing revenue realized by the Company to its historical estimates. We obtained and inspected third party market data regarding the effect of market conditions on the commercial partners and potential price adjustments they may offer with respect to their products, and assessed how the Company considered such market conditions in its determination of the constraint.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Philadelphia, Pennsylvania

March 1, 2022

F-3

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$25,217	$23,760
Accounts receivable, net	11,913	9,033
Contract asset	8,565	7,330
Inventory	8,917	11,612
Prepaid expenses and other current assets	2,917	2,334
Total current assets	57,529	54,069
Property, plant and equipment, net	51,708	43,841
Operating lease asset	5,924	486
Intangible assets, net	3,833	700
Goodwill	41,077	4,319
Other assets	246	—
Total assets	$160,317	$103,415
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,085	$1,804
Current portion of debt	—	1,474
Current portion of related party debt	2,039	—
Current portion of operating lease liability	1,055	145
Accrued expenses and other current liabilities	12,556	4,380
Total current liabilities	17,735	7,803
Debt, net of current portion	92,127	108,097
Related party debt, net of current portion	3,369	—
Operating lease liability, net of current portion	4,932	366
Other liabilities	90	1,249
Total liabilities	118,253	117,515
Commitments and contingencies (note 9)
Shareholders’ equity (deficit):
Preferred stock, $0.01 par value. 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value. 95,000,000 shares authorized, 46,681,453 and 28,601,358 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	467	286
Additional paid-in capital	287,351	219,998
Accumulated deficit	(245,754)	(234,384)
Total shareholders’ equity (deficit)	42,064	(14,100)
Total liabilities and shareholders’ equity (deficit)	$160,317	$103,415

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31,
(amounts in thousands, except share and per share data)	2021	2020	2019
Revenue	$75,360	$66,499	$99,219
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	55,537	54,134	50,981
Selling, general and administrative	18,374	18,124	19,909
Amortization of intangible assets	1,037	2,583	2,583
Change in warrant valuation	—	—	2,116
Total operating expenses	74,948	74,841	75,589
Operating income (loss)	412	(8,342)	23,630
Interest expense	(15,134)	(19,159)	(19,005)
Gain on extinguishment of debt	3,352	—	—
(Loss) income from continuing operations	(11,370)	(27,501)	4,625
Loss on discontinued operations	—	—	(23,255)
Net loss	$(11,370)	$(27,501)	$(18,630)

(Loss) income per share information:
Basic:
Continuing operations	$(0.26)	$(1.16)	$0.21
Discontinued operations	—	—	(1.04)
Total	$(0.26)	$(1.16)	$(0.83)
Weighted average shares outstanding	44,117,473	23,744,313	22,414,194
Diluted
Continuing operations	$(0.26)	$(1.16)	$0.20
Discontinued operations	—	—	(0.99)
Total	$(0.26)	$(1.16)	$(0.79)
Weighted average shares outstanding	44,117,473	23,744,313	23,608,862

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

	Common stock		Additional paid-in	Accumulated
(amounts in thousands, except share data)	Shares	Amount	capital	deficit	Total
Balance, December 31, 2018	21,799,961	$218	$168,535	$(188,253)	$(19,500)
Issuance of common stock, net of costs	34,762	—	301	—	301
Stock-based compensation expense	—	—	9,094	—	9,094
Exercise of stock options, net	863,952	9	5,994		6,003
Vesting of restricted stock units, net	429,926	4	(1,681)	—	(1,677)
Exercise of warrants	184,327	2	3,215		3,217
Separation of former acute care business	—		14,480		14,480
Net loss	—	—	—	(18,630)	(18,630)
Balance, December 31, 2019	23,312,928	233	199,938	(206,883)	(6,712)
Issuance of common stock, net of costs	4,690,972	47	10,686	—	10,733
Stock-based compensation expense	—	—	10,068	—	10,068
Exercise of stock options, net	142,669	1	273		274
Vesting of restricted stock units, net	454,789	5	(1,141)	—	(1,136)
Revaluation of warrants	—	—	174		174
Net loss	—	—	—	(27,501)	(27,501)
Balance, December 31, 2020	28,601,358	286	219,998	(234,384)	(14,100)
Fair value of shares issuable to former equity holders of IriSys, net of costs	—	—	20,328	—	20,328
Issuance of common stock, net of costs	17,535,752	175	41,268	—	41,443
Stock-based compensation expense	—	—	6,514	—	6,514
Vesting of restricted stock units, net	544,263	6	(757)	—	(751)
Exercise of stock options, net	80	—	—	—	—
Net loss	—	—	—	(11,370)	(11,370)
Balance, December 31, 2021	46,681,453	$467	$287,351	$(245,754)	$42,064

See accompanying notes to consolidated financial statements.

RECRO PHARMA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
(amounts in thousands)	2021	2020	2019
Cash flows from operating activities, continuing operations:
Net loss	$(11,370)	$(27,501)	$(18,630)
Loss on discontinued operations	—	—	23,255
Adjustments to reconcile net loss to net cash provided by operating activities, continuing operations:
Stock-based compensation expense	6,514	10,068	6,191
Non-cash interest expense	5,815	5,510	5,412
Depreciation expense	6,531	5,964	5,817
Impairment expense	—	966	—
Amortization of intangible assets	1,037	2,583	2,583
Change in warrant valuation	—	—	2,116
Gain on extinguishment of debt	(3,352)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,971)	5,356	(1,523)
Contract asset	(730)	1,521	(3,650)
Inventory	3,380	3,460	(4,373)
Prepaid expenses and other assets	120	4	(397)
Accrued interest	2,505	—	—
Accounts payable, accrued expenses and other liabilities	2,379	1,308	(577)
Net cash provided by operating activities, continuing operations	10,858	9,239	16,224
Cash flows from investing activities
Acquisition of IriSys, net of cash acquired	(24,002)	—	—
Purchases of property and equipment	(5,289)	(7,603)	(8,342)
Purchases of short-term investments	—	—	(12,100)
Proceeds from maturity of investments	—	—	12,100
Net cash used in investing activities, continuing operations	(29,291)	(7,603)	(8,342)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	32,103	11,094	—
Cash contributed to former acute care business	—	—	(19,000)
Proceeds from issuance of debt	—	4,416	43,600
Repayments of debt	(10,100)	(10,190)	—
Payment of financing costs	(1,362)	(310)	(2,936)
Net payments related to vesting of restricted stock units	(751)	(1,136)	(1,676)
Net proceeds related to exercise of stock options	—	274	6,003
Net cash provided by financing activities, continuing operations	19,890	4,148	25,991
Net increase in cash and cash equivalents from continuing operations	1,457	5,784	33,873
Discontinued operations:
Cash flows used in operating activities	—	(1,172)	(41,721)
Cash flows used in investing activities	—	—	(1,518)
Cash flows used in financing activities	—	—	(10,000)
Net decrease in cash and cash equivalents from discontinued operations	—	(1,172)	(53,239)
Cash and cash equivalents, beginning of period	23,760	19,148	38,514
Cash and cash equivalents, end of period	$25,217	$23,760	$19,148
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,238	$13,945	$14,395
Purchases of property, plant and equipment included in accrued expenses and accounts payable	1,045	1,244	288
Disposals of property, plant and equipment	641	—	—
Common stock issued in connection with Aspire common stock purchase agreement	—	—	301
Fair value of shares issuable to former equity holders of IriSys	20,931	—	—
Fair value of note issued to former equity holder of IriSys	5,240	—	—
Issuance of common stock to reduce debt principal and accrued exit fees	6,060	—	—
Issuance of common stock to settle interest obligations	3,211	—	—
Reclassification of deferred financing costs to equity	—	361	—

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

In November 2019, the Company’s completed the spin-out of its former Acute Care business, which developed products for hospital and other acute care settings, as further described in note 4.

The Company has incurred net losses since inception and has an accumulated deficit of $245,754 as of December 31, 2021, which is primarily related to the activities of its former research and development business, which was spun-out in 2019. The Company’s future operations are highly dependent on the continued profitability of its manufacturing operations. Management believes that it is probable that the Company will be able to meet its obligations as they become due within at least one year after the date financial statements included herein are issued.

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

Accounts receivable, net

Accounts receivable generally represent amounts billed for services provided under our customer contracts and are recorded at the invoiced amount net of an allowance for doubtful accounts, if necessary. We apply judgment in assessing the ultimate realization of our receivables and we estimate an allowance for credit losses based on various factors, such as the aging of our receivables, historical experience, and the financial condition of our customers. The allowance for credit losses was not material at December 31, 2021 or 2020.

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

Property, plant and equipment, net

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

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstance occurs that would require reassessment of the impairment of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance, actual and anticipated changes in industry and market conditions, and competitive environments. As a result of the impairment test, the Company determined that there was no impairment of goodwill for the year ended December 31, 2021.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful life. The Company is required to review the carrying value of definite-lived intangible assets for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Contingencies

The Company's business exposes it to various contingencies including compliance with regulations, legal exposures and other matters. Loss contingencies are reflected in the financial statements based on management's assessments of their expected outcome or resolution:

•
They are recognized as liabilities on the balance sheet if the potential loss is probable and the amount can be reasonably estimated.
•
They are disclosed if the potential loss is material and considered at least reasonably possible.

Significant judgment is required to determine probability and whether the amount can be reasonably estimated. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, the Company reassesses potential liabilities and may revise previous estimates.

Revenue recognition

The Company generates revenues from manufacturing, packaging, research and development and related services for multiple pharmaceutical companies.

Manufacturing

Manufacturing and other related services revenue is recognized upon transfer of control of a product to a customer, generally upon shipment, based on a transaction price that reflects the consideration the Company expects to be entitled to as specified in the agreement with the commercial partner, which could include variable consideration such as pricing and volume-based adjustments.

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

Contract assets represent revenue recognized for performance obligations completed or in process before an unconditional right to payment exists, and therefore invoicing or associated reporting from the customer regarding the computation of the net product sales has not yet occurred. Contract liabilities represent payments received from customers prior to the completion of associated performance obligations.

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

The Company is dependent on its relationships with a small number of commercial partners. The Company's three largest customers generated 82% of revenues in 2021 and 91% of revenues in 2020.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded as of December 31, 2021 and December 31, 2020.

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

Income or loss per share

Basic income or loss per share is determined by dividing net income or loss (the numerator) by the weighted average common shares outstanding during the period (the denominator). Additionally, the weighted average common shares outstanding for the year ended December 31, 2021 include 9,302,718 shares issuable to the former equity holders of IriSys since the acquisition date (see note 11).

To calculate diluted income or loss per share, the numerator and denominator are adjusted to eliminate the income or loss and the dilutive effects on shares, respectively, caused by outstanding common stock options, warrants and unvested restricted stock units, using the treasury stock method, if the inclusion of such instruments would be dilutive.

For 2021 and 2020, the Company incurred a net loss. In periods of net loss, the inclusion of dilutive securities would be antidilutive because it would reduce the amount of loss incurred per share. As a result, no additional dilutive shares were included in diluted loss per share, and there were no differences between basic and diluted loss per share.

For 2019, the Company reported income from continuing operations, so the denominator of basic income per share was adjusted for the dilutive effects described above. The following table presents those effects:

Weighted average shares outstanding, basic	22,414,194
Dilutive impact of:
Restricted stock units	377,852
Stock options	673,364
Warrants	143,452
Weighted average shares outstanding, diluted	23,608,862

The following table presents the potentially dilutive securities that were excluded from the computations of diluted loss per share:

	Year ended December 31,
	2021	2020	2019
Restricted stock units	731,525	684,852	29,897
Stock options	4,645,109	3,577,605	1,963,760
Warrants	348,664	348,664	—

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

The aggregate purchase price consideration was comprised of cash consideration, a subordinated promissory note and a contractual obligation to issue 9,302,718 shares of the Company’s common stock, which were issued on February 14, 2022. The following table summarizes the consideration paid:

August 13, 2021
Cash paid, net of cash acquired	$24,002
Net working capital adjustment receivable	(417)
Fair value of shares issuable to former equity holders of IriSys	20,931
Fair value of note with former equity holder of IriSys	5,240
Total estimated consideration	$49,756

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

As of August 13, 2021
Assets acquired:
Accounts receivable	$909
Contract asset	505
Inventory	685
Prepaid expenses and other current assets	91
Property and equipment	9,304
Operating lease asset	5,648
Intangible assets	4,170
Goodwill	36,758
Other assets	146
Total assets acquired	$58,216

Liabilities assumed:
Accounts payable	$730
Accrued expenses and other current liabilities	1,556
Operating lease liability	5,648
Debt from finance loan	339
Other liabilities	187
Total liabilities assumed	$8,460

Net assets acquired	$49,756

The purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based on their acquisition date estimated fair values. The identifiable intangible assets are subject to amortization on a straight-line basis. The following table presents information about the acquired identifiable intangible assets:

	Fair value	Weighted average amortization period
Customer relationships	$3,400	7 years
Backlog	460	2.4 years
Trademarks and tradenames	310	1.5 years
Total	$4,170	6.1 years

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

Results for 2021 included revenue of $5,955 and net income of $440 from IriSys. The following table presents unaudited supplemental pro forma financial information as if the IriSys acquisition had occurred on January 1, 2020:

	Year ended December 31,
	2021	2020
Revenue	$83,045	$78,881
Net loss	(11,809)	(28,290)

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

The following table presents the expenses of the Acute Care business that are included within loss on discontinued operations:

Year ended December 31, 2019
Operating expenses:
Research and development	$19,471
Selling, general and administrative	18,441
Change in contingent consideration valuation	(14,783)
Total operating expenses	23,129
Other expense, net	(126)
Loss on discontinued operations	$(23,255)

(5) Inventory

Inventory was as follows:

	December 31, 2021	December 31, 2020
Raw materials	$3,038	$3,312
Work in process	3,363	4,756
Finished goods	2,516	3,544
Inventory	$8,917	$11,612

(6) Property, plant and equipment, net

Property, plant and equipment consists of the following:

	December 31, 2021	December 31, 2020
Land	$3,263	$3,263
Building and improvements	22,717	20,924
Furniture, office and computer equipment	6,213	5,879
Manufacturing equipment	49,687	39,349
Construction in progress	6,856	5,568
Property, plant and equipment, gross	88,736	74,983
Less: accumulated depreciation	(37,028)	(31,142)
Property, plant and equipment, net	$51,708	$43,841

Interest expense capitalized to construction in process was $424 in 2021 and $301 in 2020.

(7) Goodwill and other intangible assets

The following table presents the rollforward of goodwill:

Balance, December 31, 2020 and 2019	$4,319
Acquisition of IriSys	36,758
Balance, December 31, 2021	$41,077

The following table presents the components of other intangible assets:

	December 31, 2021			December 31, 2020
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$18,900	$15,685	$3,215	$15,500	$14,800	$700
Backlog	460	73	387	—	—	—
Trademarks and tradenames	310	79	231	—	—	—
Total	$19,670	$15,837	$3,833	$15,500	$14,800	$700

The following table presents estimated future amortization of other intangible assets:

Twelve months ended December 31,
2022	$883
2023	701
2024	492
2025	486
2026	486
Thereafter	785
Total	$3,833

(8) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2021	December 31, 2020
Payroll and related costs	$5,717	$1,481
Accrued interest	2,505	—
Current portion of contract liabilities (see note 12)	2,308	1,447
Professional and consulting fees	552	432
Property, plant and equipment	663	551
Other	811	469
Total	$12,556	$4,380

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

On May 31, 2018, a securities class action lawsuit (the “Securities Litigation”) was filed against the Company and certain of its officers and directors (collectively, the "Defendants") in the U.S. District Court for the Eastern District of Pennsylvania (the "Court") (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10(b)(5) promulgated thereunder, based on statements made by the Company concerning the New Drug Application (“NDA”) for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, the Company filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, the Company filed its response and briefing was completed on the motion to dismiss. In response to questions from the Court, the parties submitted supplemental briefs regarding the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted by the Court without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to the Company’s motion to dismiss on August 17, 2020. On September 16, 2020, the Company filed a reply in support of its motion to dismiss. On March 1, 2021, the Court denied the Company’s second motion to dismiss. On June 21, 2021, the Defendants filed an answer and affirmative defenses to the second amended complaint. Since then, the parties have been engaged in discovery, which must conclude by April 29, 2022. On September 30, 2021, the plaintiff filed a motion for class certification and appointment of class representative. The Company filed an opposition to the plaintiff’s motion on November 30, 2021. On January 6, 2022, the plaintiff filed a reply in support of the motion for class certification. The Company requested oral argument on this motion, and the plaintiff has taken the position that the motion can be decided on the papers. Motions for summary judgment must be filed by May 27, 2022.

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

Purchase commitments

As of December 31, 2021, the Company had outstanding cancelable and non-cancelable purchase commitments in the aggregate amount of $7,717 related to inventory, capital expenditures and other goods and services.

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

(10) Debt

The following table presents the components and classification of debt:

	December 31, 2021	December 31, 2020
Debt principal:
Terms loans under Credit Agreement	$100,000	$116,000
Note with former equity holder of IriSys	6,117	—
Other	339	3,316
Debt principal	106,456	119,316
Debt adjustments:
Unamortized deferred issuance costs	(8,896)	(10,359)
Exit fee accretion	669	614
Unamortized original discount	(694)	—
Carrying value of debt	$97,535	$109,571

Current portion of debt	$—	$1,474
Current portion of related party debt	2,039	—
Debt, net of current portion	92,127	108,097
Related party debt, net of current portion	3,369	—
Carrying value of debt	$97,535	$109,571

The following table presents the future maturity of debt principal:

Twelve months ended December 31,
2022	$2,039
2023	102,039
2024	2,055
2025	32
2026	39
Thereafter	252
Total debt	$106,456

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

The term loans under the Credit Agreement bear a rate of interest equal to the three-month LIBOR rate, with a 1% floor plus 8.25% per annum. The term loans require the Company to pay a 1% exit fee on all repayments. At December 31, 2021, the aggregate exit fee payable was $1,000, and the cumulative exit fee accreted was $669. The exit fees are being accreted to the carrying amount of the debt using the effective interest method over the term of the loan. In addition, if the Company makes any prepayments prior to maturity, the Company would be subject to the following prepayment premiums as a percentage of the amount repaid: (i) term A loans at 2.5% through March 31, 2022 with no penalty thereafter; and (ii) term B loans at 5.0% through March 31, 2022 and 2.5% thereafter.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis, including maintaining a permitted net leverage ratio (which is the Company’s indebtedness under the Credit Agreement, net of cash and cash equivalents, divided by EBITDA, each as defined in the Credit Agreement) and liquidity amount. As of December 31, 2021, the Company was in compliance with its covenants under the Credit Agreement.

In connection with the Credit Agreement, the Company issued warrants to each of Athyrium and its affiliate, Athyrium Opportunities II Acquisition LP (“Athyrium II”), to purchase an aggregate of 348,664 shares of the Company’s common stock with an exercise price of $1.73 per share. See note 11 for additional information. The warrants are exercisable through November 17, 2024.

In connection with the Credit Agreement and the six subsequent amendments, the Company has paid financing costs, has incurred costs to record and subsequently to adjust the value of the warrants described above and has been accreting the exit fee described above. These costs are being recognized in interest expense using the effective interest method over the term of the Credit Agreement, resulting in non-cash interest expense of $5,558 in 2021, $5,510 in 2020 and $5,412 in 2019.

At December 31, 2021, the overall effective interest rate, including cash paid for interest and non-cash interest expense, was 13.8%.

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

The Note was initially recognized at fair value as part of the consideration paid for the acquisition of IriSys, resulting in an original discount recognized of $877 that is being recognized as interest expense using the effective interest method over the term of the Note. At December 31, 2021, the overall effective interest rate, including the amortization of the original discount, was 13.0%.

The former equity holder of IriSys beneficially owns more than 10% of the Company's common stock and became a related party as a result of the acquisition (see notes 3 and 11). The Company accrued interest of $141 in 2021 that will become payable to the former equity holder of IriSys on the first anniversary of the acquisition.

Other

In connection with the acquisition of IriSys (see note 3), the Company assumed a loan with a carrying value of $339 at December 31, 2021.

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

(11) Shareholders’ equity or deficit

Capital raises

The following table presents the Company’s capital raises since its initial public offering:

	Date or period	Shares of common stock issued	Gross proceeds	Offering expenses	Net proceeds
Initial public offering	March 12, 2014	4,312,500	$34,500	$(4,244)	$30,256
Private placement	July 7, 2015	1,379,311	16,000	(1,188)	14,812
Underwritten public offering	August 19, 2016	1,986,666	14,900	(1,533)	13,367
Underwritten public offering	December 16, 2016	6,670,000	40,020	(3,132)	36,888
2018 common stock purchase agreement with Aspire Capital	Year ended December 31, 2018	1,950,000	16,999	—	16,999
2019 common stock purchase agreement with Aspire Capital	Fourth quarter 2020	4,690,972	11,172	(78)	11,094
Underwritten public offering	May 12, 2021	15,333,332	34,500	(2,397)	32,103
Share issuance agreement for amendment 5 to Credit Agreement	February 2021	2,202,420	9,338	(20)	9,318
Issuance of shares for IriSys acquisition	February 2022	9,302,718	20,931	(603)	20,328

Shares issuable to former equity holders of IriSys

As part of the consideration paid for the acquisition of IriSys (see note 3), the Company agreed to issue 9,302,718 shares of its common stock, which were issued on February 23, 2022, and incurred issuance costs of approximately $600. The fair value of the forward contract was estimated to be $20,931 based on the closing price of the Company’s common stock on the acquisition date discounted for a lack of marketability. The Company recognized the instrument as shareholders' equity at fair value as of the acquisition date.

Aspire common stock purchase agreement

The Company is currently party to an amended common stock purchase agreement with Aspire Capital Fund LLC (“Aspire Capital”) originally entered into during 2019, and most recently amended in February 2021 (as amended, the “2019 Common Stock Purchase Agreement”). The 2019 Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate value of $41,172 in shares of common stock. As of December 31, 2021, there is availability to issue up to $30,000 or 6,199,299 shares of common stock under the 2019 Common Stock Purchase Agreement.

Athyrium stock issuance agreement

In February 2021, the Company entered into a stock issuance agreement with Athyrium in connection with an amendment to its Credit Agreement. See note 10 for additional details.

Warrants

At December 31, 2021, warrants to purchase 348,664 shares of common stock were outstanding. The warrants are held by Athyrium, equity-classified, exercisable at $1.73 per share and expire in November 2024. See note 10 for additional details.

(12) Revenue recognition

The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities
Balance at December 31, 2020	$7,330	$2,695
Changes to the beginning balance of contract assets arising from:
Reclassification to receivables as a result of rights to consideration becoming unconditional	(8,873)	—
Changes in estimate	1,599	—
Contract assets recognized since beginning of period, net of reclassification to receivables and changes in estimates	8,004	—
Changes to contract liabilities:
Amounts billed in advance of contract performance	—	11,212
Revenue recognized	—	(12,529)
Acquisition of IriSys	505	930
Balance at December 31, 2021	$8,565	$2,308

The following table disaggregates revenue by timing of revenue recognition:

	Year ended December 31,
	2021	2020	2019
Point in time	$60,992	$61,616	$96,346
Over time	14,368	4,883	2,873
Total	$75,360	$66,499	$99,219

The Company’s payment terms for manufacturing revenue and development services are typically 30 to 45 days. Profit-sharing revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.

(13) Retirement Plan

The Company has a voluntary 401(k) savings plan in which all employees are eligible to participate. The Company’s policy is to match 100% of the employee contributions up to a maximum of 5% of employee compensation. Total Company contributions to the 401(k) plan were $915 for 2021, $941 for 2020 and $926 for 2019.

(14) Stock-based compensation

In October 2013, the Company established an equity incentive plan that has been subsequently amended and restated to become the 2018 Amended and Restated Equity Incentive Plan (the “A&R Plan”) At December 31, 2021, a total of 4,964,705 shares were available for future grants under the A&R Plan. On December 1st of each year, pursuant to the “Evergreen” provision of the A&R Plan, the number of shares available under the A&R Plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year.

Stock options

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years.

The following table presents information about the fair value of stock options granted:

	Year ended December 31,
	2021	2020	2019
Weighted average grant date fair value	$1.77	$5.14	$5.72
Assumptions used to determine fair value:
Range of expected option life	5.5 - 6 years	5.5 - 6 years	5.5 - 6 years
Expected volatility	79 - 81%	75 - 81%	78 - 82%
Risk-free interest rate	0.7 - 1.4%	0.3 - 1.4%	1.6 - 2.7%
Expected dividend yield	—	—	—

The intrinsic value of options exercised was negligible in 2021, $1,058 in 2020 and $5,227 in 2019.

The following table presents information about stock option balances and activity:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life
Balance, December 31, 2020	3,907,010	$8.03
Granted	1,621,644	2.61
Exercised	(80)	2.31
Forfeited or expired	(261,007)	5.77
Balance, December 31, 2021	5,267,567	6.47	$—	5.7 years
Exercisable	3,401,924	7.94	—	3.9 years

Included in the table above are 945,765 options outstanding as of December 31, 2021 that were granted outside the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Restricted stock units

Restricted stock units (“RSUs”) vest over six months to four years depending on the purpose of the award and sometimes include performance conditions in addition to service conditions. The fair value of RSUs on the date of grant is measured as the closing price of the Company's common stock on that date. The weighted average grant-date fair value of RSUs awarded to employees was $3.49 in 2021, $5.34 in 2020 and $10.95 in 2019. The fair value of RSUs vested was $2,663 in 2021, $4,039 in 2020 and $6,030 in 2019.

The following table presents information about recent RSU activity:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2020	1,516,819	$5.67
Granted	743,956	3.49
Vested	(1,149,302)	5.74
Forfeited	(121,408)	8.41
Balance, December 31, 2021	990,065	3.63

Included in the table above are 180,016 time-based RSUs outstanding at December 31, 2021 that were granted outside of the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Other information

The following table presents the classification of stock-based compensation expense:

	Year ended December 31,
	2021	2020	2019
Cost of sales	$2,797	$3,754	$1,753
Selling, general and administrative expenses	3,717	6,314	4,438
Continuing operations	6,514	10,068	6,191
Discontinued operations	—	—	2,903
Total	$6,514	$10,068	$9,094

For the year ended December 31, 2020, stock-based compensation expense included awards issued to the Company’s employees as well as Baudax Bio employees that provided services to the Company through the transition services agreement and certain other related agreements (see note 4). In accordance with the terms of those agreements, the Recro equity grants held by such former employees continued to vest in accordance with their respective vesting schedules. Any stock-based compensation expense with respect to former employees who continue to vest based on their employment service at Baudax Bio but no longer provide services to the Company is not reflected in the Company’s financial statements.

As of December 31, 2021, there was $7,015 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 2.2 years.

(15) Income Taxes

All of the Company’s income from continuing operations is domestic. The components of the income tax provision from continuing operations are as follows:

	Year ended December 31,
	2021	2020	2019
Deferred:
Federal	$(2,396)	$(5,539)	$1,368
State and local	(677)	(1,596)	(356)
Total deferred	(3,073)	(7,135)	1,012
Change in valuation allowance	3,073	7,135	(1,012)
Income tax expense	$—	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate from continuing operations is as follows:

	Year ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21%	21%	21%
State taxes, net of federal benefit	6%	6%	(8)%
Nondeductible expenses	(1)%	(1)%	11%
Research and development credits	1%	—	(3)%
Change in valuation allowance	(27)%	(26)%	(22)%
Other	—	—	1%
Effective income tax rate	—	—	—

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$38,970	$37,127
Interest expense	13,960	11,380
Stock-based compensation	4,459	4,683
Research and development credits	4,581	4,443
Other temporary differences	4,635	2,632
Gross deferred tax asset	66,605	60,265
Valuation allowance	(55,421)	(52,349)
Net deferred tax asset	11,184	7,916
Deferred tax liabilities:
Depreciation	(7,057)	(5,511)
Deferred revenue	(2,346)	(2,084)
Other	(1,781)	(321)
Deferred tax liability	(11,184)	(7,916)
Net deferred taxes	$—	$—

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

In 2018, the Company recorded a valuation allowance against its U.S. and state deferred tax assets based on the available positive and negative evidence available. An important aspect of objective negative evidence evaluated was the Company’s historical operating results over the prior three-year period. The Company maintains the valuation allowance as of December 31, 2021 as a result of historical losses, inclusive of discontinued operations, during the most recent three-year period. The Company will re-evaluate the need for a valuation allowance in future periods based on its operating results as a standalone entity.

The following table summarizes carryforwards of Federal net operating losses and tax credits as of December 31, 2021:

	Amount	Expiration
Federal net operating losses, 2008 to 2017	8,200	2028 – 2037
Federal net operating losses, 2018 to 2021	127,742	No expiration
State net operating losses	137,669	2028 – 2041
Federal and state research and development credits	4,581	2028 – 2039

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts have been recognized in the Company’s statements of operations. Due to net operating loss and tax credit carry forwards that remain unutilized, income tax returns for tax years from inception through 2021 remain subject to examination by the taxing jurisdictions.

(16) Fair value of financial instruments

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

Items measured at fair value on a recurring basis

Cash equivalents of $15,247 at December 31, 2021 and $6,583 at December 31, 2020 consisted entirely of money market mutual funds whose fair value were determined using Level 1 measurements.

Fair value disclosures

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of December 31, 2021, the financial assets and liabilities recorded on the consolidated balance sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses. The carrying values of these accounts approximate fair value due to their short-term nature.

The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of its debt, a level 2 measurement, approximated fair value at December 31, 2021 due to the recent issuances and amendment of those instruments and taking into consideration management's current evaluation of market conditions.

(17) Leases

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

Undiscounted future lease payments for the two development leases, which were the only material noncancelable leases at December 31, 2021, were as follows:

Twelve months ended December 31,
2022	$1,137
2023	1,165
2024	1,193
2025	1,158
2026	1,097
Thereafter	4,808
Total lease payments	10,558
Less imputed interest	(4,571)
Total operating lease liabilities	$5,987

At December 31, 2021, the weighted average remaining lease term was 8.7 years, and the weighted average discount rate was 14.1%. Total lease cost was $814 in 2021, $310 in 2020 and $306 in 2019.

(18) Related Party Transactions

The former equity holder of IriSys beneficially owns more than 10% of the Company's common stock and became a related party on August 13, 2021 as a result of the acquisition of IriSys (see notes 3 and 10).

Baudax Bio became a related party to the Company following the Separation and ceased being a related party on December 31, 2021. As part of the Separation, the Company entered into a transition services agreement with Baudax Bio. Under the transition services agreement, Baudax Bio provides certain services to the Company, each related to corporate functions, which are charged to the Company. Additionally, the Company may incur expenses that are directly related to Baudax Bio after the Separation, which are billed to Baudax Bio. As a result of these activities, the Company was due $65 from and owed $273 to its former Acute Care business at December 31, 2020 and 2019, respectively.

During 2020 and 2019, the Company recorded expense of $1,964 and $206 related to its transition services agreement with Baudax Bio. These expenses are classified as selling, general and administrative expenses. No expenses were recognized in 2021.