Form 10-Q
period 2022-03-31
Societal CDMO, Inc.
filed 2022-05-11
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 001-36329

Societal CDMO, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	26-1523233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 E. Uwchlan Ave, Suite 112, Exton, Pennsylvania	19341
(Address of principal executive offices)	(Zip Code)

(770) 534-8239

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common Stock, par value $0.01	SCTL	The NASDAQ Stock Market LLC

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

As of May 7, 2022, there were 56,632,541 shares of common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$15,276	$25,217
Accounts receivable, net	14,124	11,913
Contract asset	8,934	8,565
Inventory	9,470	8,917
Prepaid expenses and other current assets	1,889	2,917
Total current assets	49,693	57,529
Property, plant and equipment, net	51,353	51,708
Operating lease asset	5,818	5,924
Intangible assets, net	3,612	3,833
Goodwill	41,077	41,077
Other assets	246	246
Total assets	$151,799	$160,317
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,556	$2,085
Current portion of related party debt	2,039	2,039
Current portion of operating lease liability	1,062	1,055
Accrued expenses and other current liabilities	6,344	12,556
Total current liabilities	11,001	17,735
Debt, net of current portion	93,240	92,127
Related party debt, net of current portion	3,477	3,369
Operating lease liability, net of current portion	4,850	4,932
Other liabilities	69	90
Total liabilities	112,637	118,253
Commitments and contingencies (note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value. 95,000,000 shares authorized, 56,472,086 and 46,681,453 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	565	467
Additional paid-in capital	288,615	287,351
Accumulated deficit	(250,018)	(245,754)
Total shareholders’ equity	39,162	42,064
Total liabilities and shareholders’ equity	$151,799	$160,317

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(amounts in thousands, except share and per share data)	2022	2021
Revenue	$21,194	$16,803
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	16,114	14,337
Selling, general and administrative	5,710	4,683
Amortization of intangible assets	221	646
Total operating expenses	22,045	19,666
Operating loss	(851)	(2,863)
Interest expense	(3,413)	(3,898)
Net loss	$(4,264)	$(6,761)

Loss per share, basic and diluted	$(0.08)	$(0.23)

Weighted average shares outstanding, basic and diluted	56,351,178	29,737,864

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity or Deficit

(Unaudited)

	Common stock		Additional paid-in	Accumulated
(amounts in thousands, except share data)	Shares	Amount	capital	deficit	Total
Balance, December 31, 2021	46,681,453	$467	$287,351	$(245,754)	$42,064
Issuance of common stock, net of costs	9,302,718	93	(109)	—	(16)
Stock-based compensation expense	—	—	1,479	—	1,479
Vesting of restricted stock units, net	487,695	5	(106)	—	(101)
Exercise of stock options	220	—	—	—	—
Net loss	—	—	—	(4,264)	(4,264)
Balance, March 31, 2022	56,472,086	$565	$288,615	$(250,018)	$39,162

Balance, December 31, 2020	28,601,358	$286	$219,998	$(234,384)	$(14,100)
Issuance of common stock, net of costs	2,202,420	22	9,318	—	9,340
Stock-based compensation expense	—	—	3,133	—	3,133
Vesting of restricted stock units, net	209,541	2	(338)	—	(336)
Net loss	—	—	—	(6,761)	(6,761)
Balance, March 31, 2021	31,013,319	$310	$232,111	$(241,145)	$(8,724)

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(amounts in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(4,264)	$(6,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,479	3,133
Non-cash interest expense	1,257	1,462
Depreciation expense	1,792	1,436
Amortization of intangible assets	221	646
Changes in operating assets and liabilities:
Accounts receivable	(2,211)	(3,395)
Contract asset	(369)	336
Inventory	(553)	2,976
Prepaid expenses and other assets	1,134	110
Accrued interest	(2,274)	—
Accrued payroll	(3,323)	34
Accounts payable, accrued expenses and other liabilities	(969)	(66)
Net cash used in operating activities	(8,080)	(89)
Cash flows from investing activities:
Purchases of property and equipment	(1,708)	(1,477)
Net cash used in investing activities	(1,708)	(1,477)
Cash flows from financing activities:
Payment of costs for issuance of common stock	(16)	—
Cash portion of $16,160 reduction to debt principal and accrued exit fee	—	(10,100)
Payment of financing costs	(36)	(200)
Net payments related to vesting of restricted stock units	(101)	(336)
Net cash used in financing activities	(153)	(10,636)
Net decrease in cash and cash equivalents	(9,941)	(12,202)
Cash and cash equivalents, beginning of period	25,217	23,760
Cash and cash equivalents, end of period	$15,276	$11,558
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,676	$2,495
Purchases of property, plant and equipment included in accrued expenses and accounts payable	774	132
Issuance of common stock to reduce debt principal and accrued exit fees	—	6,060
Issuance of common stock to settle interest obligations	—	3,211

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1) Background

Societal CDMO, Inc. (the “Company”) was incorporated in the Commonwealth of Pennsylvania on November 15, 2007 as Recro Pharma, Inc. Effective March 21, 2022, Recro Pharma, Inc changed its name to Societal CDMO, Inc. to reflect the corporate transformation that had taken place primarily as a result of its acquisition and successful integration of IriSys, LLC (“IriSys”) into the organization. The Company is a bi-coastal contract development and manufacturing organization with capabilities spanning pre-investigational new drug development to commercial manufacturing and packaging for a wide range of therapeutic dosage forms with a primary focus in the area of small molecules. With an expertise in solving complex manufacturing problems, Societal CDMO provides therapeutic development, end-to-end regulatory support, clinical and commercial manufacturing, aseptic fill/finish, lyophilization, packaging and logistics services to the global pharmaceutical market. The Company has determined that it operates in a single segment.

The Company has incurred net losses since inception and has an accumulated deficit of $250,018 as of March 31, 2022, which is primarily related to the activities of its former research and development business that was spun-out in 2019. The Company’s future operations are highly dependent on the profitability of its development and manufacturing operations. Management believes that it is probable that the Company will be able to meet its obligations as they become due within at least one year after the date financial statements included herein are issued.

(2) Summary of significant accounting principles

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. In accordance with Securities and Exchange Commission's (“SEC”) rules for interim financial statements, certain information required by U.S. GAAP may be condensed or omitted. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Business combinations

The Company measures the purchase price paid for acquired companies based on fair value and allocates that purchase price to the assets acquired and liabilities assumed based on their estimated fair values. Valuations are performed to assist in determining the fair values of assets acquired and liabilities assumed, which requires management to make estimates and assumptions, in particular with respect to intangible assets. Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based in part on historical experience and information obtained from the acquired companies and expectations of future cash flows. Costs associated with business combinations are expensed as incurred and classified as selling, general and administrative expenses.

Cash and cash equivalents

Cash and cash equivalents represent cash in banks and highly liquid short-term investments that have maturities of three months or less when acquired. These highly liquid short-term investments are both readily convertible to known amounts of cash and so near to their maturity that they present insignificant risk of changes in value due to changes in interest rates.

Accounts receivable, net

Accounts receivable generally represent amounts billed for services provided under our customer contracts and are recorded at the invoiced amount net of an allowance for credit losses, if necessary. We apply judgment in assessing the ultimate realization of our receivables, and we estimate an allowance for credit losses based on various factors, such as the aging of our receivables, historical experience, and the financial condition of our customers. The allowance for credit losses was not material as of the balance sheet dates presented.

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

Goodwill and intangible assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company in a business combination. Goodwill is not amortized but assessed for impairment on an annual basis or more frequently if impairment indicators exist.

The impairment analysis for goodwill consists of an optional qualitative assessment potentially followed by a quantitative analysis. If the Company determines that the carrying value of its reporting unit exceeds its fair value, an impairment charge is recorded for the excess.

The Company performs its annual goodwill impairment test as of November 30th, or whenever an event or change in circumstance occurs that would require reassessment of the impairment of goodwill. In performing the evaluation, the Company assesses qualitative factors such as overall financial performance, actual and anticipated changes in industry and market conditions, and competitive environments. As a result of the most recent annual goodwill impairment test, the Company determined that there was no impairment of goodwill.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company is required to review the carrying value of definite-lived intangible assets for recoverability whenever events occur or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

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

The Company is dependent on its relationships with a small number of commercial partners. The Company's three largest customers generated 78% of its revenues for the three months ended March 31, 2022.

Stock-based compensation expense

The Company measures employee stock-based awards at grant-date fair value and recognizes employee compensation expense on a straight-line basis over the vesting period of the award. The Company accounts for forfeitures as they occur.

Determining the appropriate fair value of stock options requires the use of subjective assumptions, including the expected life of the option and expected stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and/or management uses different assumptions, stock-based compensation expense could be materially different for future awards.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded as of March 31, 2022 and December 31, 2021.

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

The following table presents the potentially dilutive securities that were excluded from the computations of diluted loss per share:

	Three months ended March 31,
	2022	2021
Restricted stock units	739,148	695,603
Stock options	6,860,892	4,173,680
Warrants	348,664	348,664

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Recent accounting pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). This ASU provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. In January 2021, the FASB issued ASU 2021-01, which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate activities. The new guidance was effective upon issuance, and the Company is allowed to elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

(3) Inventory

The following table presents the components of inventory:

	March 31, 2022	December 31, 2021
Raw materials	$3,588	$3,038
Work in process	2,459	3,363
Finished goods	3,423	2,516
Inventory	$9,470	$8,917

(4) Property, plant and equipment, net

The following table presents the components of property, plant and equipment:

	March 31, 2022	December 31, 2021
Land	$3,263	$3,263
Building and improvements	22,874	22,717
Furniture, office and computer equipment	6,229	6,213
Manufacturing equipment	50,327	49,687
Construction in progress	7,480	6,856
Property, plant and equipment, gross	90,173	88,736
Less: accumulated depreciation	(38,820)	(37,028)
Property, plant and equipment, net	$51,353	$51,708

Interest expense capitalized to construction in progress was $268 in the first quarter of 2022 and $65 in the first quarter of 2021.

(5) Intangible assets, net

The following table presents the components of other intangible assets:

	March 31, 2022			December 31, 2021
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$18,900	$15,807	$3,093	$18,900	$15,685	$3,215
Backlog	460	120	340	460	73	387
Trademarks and tradenames	310	131	179	310	79	231
Total	$19,670	$16,058	$3,612	$19,670	$15,837	$3,833

The following table presents estimated future amortization of other intangible assets:

Twelve months ending March 31,
2023	$855
2024	635
2025	486
2026	486
2027	486
Thereafter	664
Total	$3,612

(6) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Payroll and related costs	$2,394	$5,717
Current portion of contract liabilities (see note 10)	1,836	2,308
Property, plant and equipment	426	663
Professional and consulting fees	349	552
Accrued interest	231	2,505
Other	1,108	811
Total	$6,344	$12,556

(7) Commitments and contingencies

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

On May 31, 2018, a securities class action lawsuit (the “Securities Litigation”) was filed against the Company and certain of its officers and directors (collectively, the “Defendants”) in the U.S. District Court for the Eastern District of Pennsylvania (the “Court”) (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the New Drug Application (“NDA”) for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, the Company filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, the Company filed its response and briefing was completed on the motion to dismiss. In response to questions from the Court, the parties submitted supplemental briefs regarding the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted by the Court without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to the Company’s motion to dismiss on August 17, 2020. On September 16, 2020, the Company filed a reply in support of its motion to dismiss. On March 1, 2021, the Court denied the Company’s second motion to dismiss. On June 21, 2021, the Defendants filed an answer and affirmative defenses to the second amended complaint. Since then, the parties have been engaged in discovery, which must conclude by April 29, 2022. On September 30, 2021, the plaintiff filed a motion for class certification and appointment of class representative. The Company filed an opposition to the plaintiff’s motion on November 30, 2021. On January 6, 2022, the plaintiff filed a reply in support of the motion for class certification. On March 24, 2022, the plaintiff informed the Court that the parties had reached an agreement-in-principle to settle the Securities Litigation and requested that the Court stay all deadlines. The parties are currently negotiating the terms of a Stipulation and Agreement of Settlement.

In connection with the separation of the Company's former acute care research and development business into a new standalone entity named Baudax Bio, Inc. (“Baudax Bio”), Baudax Bio accepted assignment by the Company of all of its obligations in connection with the Securities Litigation and agreed to indemnify it for all liabilities related to the Securities Litigation.

Purchase commitments

As of March 31, 2022, the Company had outstanding cancelable and non-cancelable purchase commitments in the aggregate amount of $8,698 related to inventory, capital expenditures and other goods and services.

Employment agreements and certain other contingencies

The Company has entered into employment agreements with each of its named executive officers that provide for, among other things, severance commitments of up to $1,303 should the Company terminate the named executive officers for convenience or if certain events occur following a change in control. In addition, the Company is subject to other contingencies of up to $3,772 in the aggregate if certain events occur following a change in control.

(8) Debt

The following table presents the components and classification of debt:

	March 31, 2022	December 31, 2021
Debt principal:
Terms loans under Credit Agreement	$100,000	$100,000
Note with former equity holder of IriSys	6,117	6,117
Other	339	339
Debt principal	106,456	106,456
Debt adjustments:
Unamortized deferred issuance costs	(7,835)	(8,896)
Exit fee accretion	710	669
Unamortized original discount	(575)	(694)
Carrying value of debt	$98,756	$97,535

Current portion of related party debt	$2,039	$2,039
Debt, net of current portion	93,240	92,127
Related party debt, net of current portion	3,477	3,369
Carrying value of debt	$98,756	$97,535

The following table presents the future maturity of debt principal:

Twelve months ending March 31,
2023	$2,039
2024	102,039
2025	2,062
2026	33
2027	40
Thereafter	243
Total debt principal	$106,456

Term loans under Credit Agreement

The Company is currently party to a credit agreement (the “Credit Agreement”) with Athyrium Opportunities III Acquisition LP (“Athyrium”). The Credit Agreement has been fully drawn in the form of $48,000 of term A loans and $52,000 of term B loans, all of which mature on December 31, 2023.

The term loans under the Credit Agreement bear a rate of interest equal to the three-month LIBOR rate, with a 1% floor, plus 8.25% per annum. The term loans require the Company to pay a 1% exit fee on all repayments. At March 31, 2022, the aggregate exit fee payable was $1,000, and the cumulative exit fee accreted was $710. The exit fees are being accreted to the carrying amount of the debt using the effective interest method over the term of the loan. In addition, if the Company makes any prepayments prior to maturity, the Company would be subject to prepayment premiums on the term B loans, as a percentage of the amount repaid, of 2.5%.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis, including maintaining a permitted net leverage ratio (which is the Company’s indebtedness under the Credit Agreement, net of cash and cash equivalents, divided by EBITDA, each as defined in the Credit Agreement) and liquidity amount. As of March 31, 2022, the Company was in compliance with its covenants under the Credit Agreement.

In connection with the Credit Agreement, the Company issued warrants to each of Athyrium and its affiliate, Athyrium Opportunities II Acquisition LP (“Athyrium II”), to purchase an aggregate of 348,664 shares of the Company’s common stock with an exercise price of $1.73 per share. See note 9 for additional information. The warrants are exercisable through November 17, 2024.

In connection with the Credit Agreement and amendments made to it over the years, the Company has paid financing costs, has incurred costs to record and subsequently to adjust the value of the warrants described above and has been accreting the exit fee described above. These costs are being recognized in interest expense using the effective interest method over the term of the Credit Agreement, resulting in non-cash interest expense of $1,137 in the first quarter of 2022 and $1,462 in the first quarter of 2021.

At March 31, 2022, the overall effective interest rate, including cash paid for interest and non-cash interest expense, was 13.8%.

Note with former equity holder of IriSys

In connection with the acquisition of IriSys, the Company issued a subordinated promissory note to a former equity holder of IriSys in the aggregate principal amount of $6,117 (the “Note”). The Note is unsecured, has a three-year term, and bears interest at a rate of 6% per annum. The Note must be repaid in three equal annual installments through its maturity date, August 13, 2024. The Note may be prepaid in whole or in part at any time prior to the maturity date. The Note is expressly subordinated in right of payment and priority to the term loans under the Credit Agreement with Athyrium.

The Note was initially recognized at fair value as part of the consideration paid for the acquisition of IriSys, resulting in an original discount recognized of $877 that is being recognized as interest expense using the effective interest method over the term of the Note. At March 31, 2022, the overall effective interest rate, including the amortization of the original discount, was 13.0%.

As of the date the financial statements included herein are issued, the former equity holder of IriSys beneficially owned more than 10% of the Company's common stock and became a related party as a result of the acquisition. The Company has accrued interest of $231 through March 31, 2022 that will become payable to the former equity holder of IriSys on the first anniversary of the acquisition.

Other

In connection with the acquisition of IriSys, the Company assumed a loan with a principal amount of $339.

(9) Shareholders’ equity or deficit

Capital raises

The following table presents the Company’s capital raises since its initial public offering in March 2014:

	Date or period	Shares of common stock issued	Gross proceeds	Offering expenses	Net proceeds
Initial public offering	March 12, 2014	4,312,500	$34,500	$(4,244)	$30,256
Private placement	July 7, 2015	1,379,311	16,000	(1,188)	14,812
Underwritten public offering	August 19, 2016	1,986,666	14,900	(1,533)	13,367
Underwritten public offering	December 16, 2016	6,670,000	40,020	(3,132)	36,888
2018 common stock purchase agreement with Aspire Capital	Year ended December 31, 2018	1,950,000	16,999	—	16,999
2019 common stock purchase agreement with Aspire Capital	Fourth quarter 2020	4,690,972	11,172	(78)	11,094
Share issuance agreement for amendment 5 to Credit Agreement	February 2021	2,202,420	9,338	(20)	9,318
Underwritten public offering	May 12, 2021	15,333,332	34,500	(2,397)	32,103
Issuance of shares for IriSys acquisition	February 2022	9,302,718	20,931	(619)	20,312

Shares issued

As part of the consideration paid for the acquisition of IriSys, the Company issued 9,302,718 shares of its common stock on February 23, 2022.

Aspire common stock purchase agreement

The Company is currently party to an amended common stock purchase agreement with Aspire Capital Fund LLC (“Aspire Capital”) originally entered into during 2019, and most recently amended in February 2021 (as amended, the “2019 Common Stock Purchase Agreement”). The 2019 Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate value of $41,172 in shares of common stock. As of March 31, 2022, there is availability to issue up to $30,000 or 6,199,299 shares of common stock under the 2019 Common Stock Purchase Agreement.

Warrants

At March 31, 2022, warrants to purchase 348,664 shares of common stock were outstanding. The warrants are held by Athyrium, equity-classified, exercisable at $1.73 per share and expire in November 2024. See note 8 for additional details.

(10) Revenue recognition

The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities
Balance at December 31, 2021	$8,565	$2,308
Changes to the beginning balance of contract assets arising from:
Reclassification to receivables as a result of rights to consideration becoming unconditional	(7,381)	—
Changes in estimate	1,309	—
Contract assets recognized since beginning of period, net of reclassification to receivables and changes in estimates	6,441	—
Changes to contract liabilities:
Amounts billed in advance of contract performance	—	2,754
Revenue recognized	—	(3,226)
Balance at March 31, 2022	$8,934	$1,836

The following table disaggregates revenue by timing of revenue recognition:

	Three months ended March 31,
	2022	2021
Point in time	$16,880	$15,147
Over time	4,314	1,656
Total	$21,194	$16,803

The Company’s payment terms for manufacturing revenue and development services are typically 30 to 45 days. Profit-sharing revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.

(11) Stock-based compensation

In October 2013, the Company established an equity incentive plan that has been subsequently amended and restated to become the 2018 Amended and Restated Equity Incentive Plan (the “A&R Plan”) At March 31, 2022, a total of 1,498,369 shares were available for future grants under the A&R Plan. On December 1st of each year, pursuant to an “evergreen” provision of the A&R Plan, the number of shares available under the A&R Plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year.

Stock options

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years.

The following table presents information about the fair value of stock options granted:

	Three months ended March 31,
	2022	2021
Weighted average grant date fair value	$1.16	$2.04
Assumptions used to determine fair value:
Range of expected option life	6 years	6 years
Expected volatility	79%	80 - 81%
Risk-free interest rate	1.5 - 2.4%	0.7 - 1.2%
Expected dividend yield	—	—

The intrinsic value of options exercised was negligible in the first quarter of 2022, and no stock options were exercised in the first quarter of 2021.

The following table presents information about stock option balances and activity:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life
Balance, December 31, 2021	5,267,567	$6.47		5.7 years
Granted	2,918,889	1.70
Exercised	(220)	1.71
Forfeited or expired	(219,193)	4.81
Balance, March 31, 2022	7,967,043	4.77	$292	7.0 years
Exercisable	3,562,594	7.65	8	4.0 years

Included in the table above are 1,034,785 options outstanding as of March 31, 2022 that were granted outside the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Restricted stock units

Restricted stock units (“RSUs”) vest over six months to four years depending on the purpose of the award and sometimes include performance conditions in addition to service conditions. The fair value of RSUs on the date of grant is measured as the closing price of the Company's common stock on that date. The weighted average grant-date fair value of RSUs awarded to employees was $1.66 in the first quarter of 2022 and $3.84 in the first quarter of 2021. The fair value of RSUs vested was $414 in the first quarter of 2022 and $982 in the first quarter of 2021.

The following table presents information about recent RSU activity:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2021	990,065	3.63
Granted	940,090	1.66
Vested	(250,143)	4.74
Forfeited	(46,133)	2.65
Balance, March 31, 2022	1,633,879	2.35

Included in the table above are 114,009 time-based RSUs outstanding at March 31, 2022 that were granted outside of the A&R Plan. The grants were made pursuant to the NASDAQ inducement grant exception in accordance with NASDAQ Listing Rule 5635(c)(4).

Other information

The following table presents the classification of stock-based compensation expense:

	Three months ended March 31,
	2022	2021
Cost of sales	$403	$1,392
Selling, general and administrative expenses	1,076	1,741
Total	$1,479	$3,133

As of March 31, 2022, there was $10,278 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 3.0 years.

(12) Acquisition of IriSys

On August 13, 2021, the Company acquired all of the units of IriSys pursuant to a unit purchase agreement. IriSys provides contract pharmaceutical product development and manufacturing services, specializing in formulation research and development and good manufacturing practices of clinical trial materials and specialty pharmaceutical products. The acquisition advances the Company’s ongoing growth strategy and leads to key synergies within business development, clinical development and commercial scale-up, as well as a strong cultural alignment and fit between the companies.

The following table presents unaudited supplemental pro forma financial information for the three months ended March 31, 2021 as if the IriSys acquisition had occurred on January 1, 2021:

Revenue	$20,286
Net loss	(6,282)

The pro forma financial information presented above has been prepared by combining the Company's historical results and the historical results of IriSys and adjusting those results to eliminate historical transaction costs and to reflect the effects of the acquisition as if they occurred on January 1, 2021. The effects of the acquisition on the historical pro forma financial information include additional depreciation and amortization expense from the increase of asset carrying values to fair value, the adoption of new accounting standards, additional interest expense from the issuance of the subordinated promissory note and the elimination of interest expense related to indebtedness of IriSys prior to the acquisition. These results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated above, or that may result in the future, and do not reflect potential synergies or additional costs following the acquisition.

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

Items measured at fair value on a recurring basis

Cash equivalents of $14,248 at March 31, 2022 and $15,247 at December 31, 2021 consisted entirely of money market mutual funds whose fair value were determined using Level 1 measurements.

Fair value disclosures

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of March 31, 2022, the financial assets and liabilities recorded on the consolidated balance sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses. The carrying values of these financial assets and liabilities approximate fair value due to their short-term nature.

The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of its debt, a level 2 measurement, approximated fair value at March 31, 2022 due to the recent issuances and amendment of those instruments and taking into consideration management's current evaluation of market conditions.

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

Undiscounted future lease payments for the two development leases, which were the only material noncancelable leases at March 31, 2022, were as follows:

Twelve months ended March 31,
2023	$1,144
2024	1,172
2025	1,201
2026	1,126
2027	1,104
Thereafter	4,530
Total lease payments	10,277
Less imputed interest	(4,365)
Total operating lease liabilities	$5,912

At March 31, 2022, the weighted average remaining lease term was 8.5 years, and the weighted average discount rate was 14.1%. For the first quarter, total lease cost was $488 in 2022 and $101 in 2021.

Item 2. Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022, or Annual Report.

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

Cautionary note regarding forward-looking statements

This Quarterly Report and the documents incorporated by reference herein contain forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this Quarterly Report or the documents incorporated by reference herein regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “would” “could,” “should,” “potential,” “seek,” “evaluate,” “pursue,” “continue,” “design,” “impact,” “affect,” “forecast,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of such terms and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.

The forward-looking statements in this Quarterly Report and the documents incorporated herein by reference include, among other things, statements about:

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
•
the extent to which inflation, global instability, including political instability, such as a deterioration in the relationship between the US and China or escalation in conflict between Russia and Ukraine, including any additional resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, Russia, may disrupt our business operations or our financial condition or the financial condition of our customers and suppliers;
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

We may not achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly under “Item 1A. Risk Factors,” that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, collaborations or investments we may make. You should read this Quarterly Report and the documents that we incorporate by reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements.

Solely for convenience, tradenames referred to in this Quarterly Report appear without the ® symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these tradenames. All trademarks, service marks and tradenames included or incorporated by reference in this Quarterly Report are the property of their respective owners.

Overview

Societal CDMO, Inc. is a bi-coastal contract development and manufacturing organization, or CDMO, with capabilities spanning pre-investigational new drug development to commercial manufacturing and packaging for a wide range of therapeutic dosage forms with a primary focus in the area of small molecules. With an expertise in solving complex formulation and manufacturing problems, we are a leading CDMO providing development, end-to-end regulatory support, clinical and commercial manufacturing, aseptic fill/finish, lyophilization, packaging and logistics services to the global pharmaceutical market. In addition to our experience in handling DEA-controlled substances and developing and manufacturing advanced dosage forms, we have the expertise to deliver on our clients’ pharmaceutical development and manufacturing projects, regardless of complexity level. We do all of this in our best-in-class facilities that, in the aggregate, total 145,000 square feet, in Gainesville, Georgia and San Diego, California.

We currently manufacture the following key products with our key commercial partners: Ritalin LA, Focalin XR, Verelan PM, Verelan SR, Verapamil PM, Verapamil SR, Donnatal liquids and tablets and Scot-Tussin cough and cold liquids, as well as supporting numerous development stage products.

Effective March 21, 2022, we changed our name to Societal CDMO, Inc. to reflect the corporate transformation that has taken place primarily as a result of its acquisition and successful integration of IriSys LLC, or IriSys, into the organization.

We use cash flow generated by our business primarily to fund the growth of our CDMO business and to make payments under our credit facility. We believe our business will continue to contribute cash to fund our growth, make payments under our credit facility and other general corporate purposes.

Global economic and supply conditions

Global economic conditions, logistics and supply chain issues continue to present obstacles to our business despite having endured other challenges related to the COVID-19 pandemic during 2021.

We rely on third-party manufacturers to supply our manufacturing components, supplies and related materials, which in some instances are supplied from a single source. Prolonged disruptions in the supply of any of our third-party materials, difficulty implementing new sources of supply or significant price increases could have an adverse effect on our results. While the impact of COVID-19 has lessened in many ways, we are now beginning to encounter residual supply chain issues that we believe may potentially impact the timing of certain project completions. During 2021, we experienced minimal supply chain disruption.

We also continue to closely monitor economic developments related to COVID-19 and geopolitical conflicts, such as the conflict between Russia and Ukraine, which continue to have adverse effects on the U.S. and global markets.

Due to these and other factors, we anticipate a general slowdown in clinical development activity as a result of clinical failures and/or a lack of adequate funding to go forward, which may cause a reduction in the number of business development opportunities that we will be able to pursue during 2022. We also expect to face continuing inflationary pressures on raw materials, labor and logistics during 2022. Finally, we expect to be impacted by higher interest rates on our LIBOR-based term loan borrowings during the second half of 2022.

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

Primarily in the last nine months of 2021, we qualified for approximately $4.4 million of federal employee retention credits that were recognized as offsets to expense. We will not recognize any such expense offsets in 2022.

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
•
New business growth, as measured by value of new contracts signed; and
•
Financial operating results, as measured by revenue and EBITDA, as adjusted.

EBITDA, as adjusted, is a non-GAAP measure that we discuss and reconcile to its nearest GAAP measure elsewhere in our public financial reporting. We believe that supplementing our financial results presented in accordance with GAAP with non-GAAP measures is useful to investors, creditors and others in assessing our performance. These measurements should not be considered in isolation or as a substitute for reported GAAP results because they may include or exclude certain items as compared to similar GAAP-based measurements, and such measurements may not be comparable to similarly-titled measurements reported by other companies. Rather, these measurements should be considered as an additional way of viewing aspects of our operations that provide a more complete understanding of our business.

Results of operations

Comparison of first quarters 2022 and 2021

	Three months ended March 31,
(in millions)	2022	2021
Revenue	$21.2	$16.8
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	16.2	14.4
Selling, general and administrative	5.7	4.7
Amortization of intangible assets	0.2	0.6
Total operating expenses	22.1	19.7
Operating loss	(0.9)	(2.9)
Interest expense	(3.4)	(3.9)
Net loss	$(4.3)	$(6.8)

Revenue. The increase of $4.4 million was primarily the result of increases in revenue due to the acquisition of IriSys as well as higher revenues from our clinical trial materials business. In addition, there was an increase in revenue from one of our customers from our legacy commercial business correlated with pull through in demand resulting from that customer’s market share gains. Offsetting these increases was an unexpected decline in revenue from our commercial partner’s sales of the Verapamil PM products resulting from weaker than anticipated sales from our partner’s efforts in the market. We are diligently identifying the root cause for these declines and exploring strategic options to restore sales levels.

Cost of sales. The increase of $1.8 million was primarily due to the acquisition of the San Diego facility and is partially offset by a decrease in certain expenses associated with employees who now support our multi-site organization structure and operations are classified in selling, general, and administrative expenses. Prior to October 1, 2021, these employees supported our plant operations and were classified in cost of sales.

Selling, general and administrative. The increase of $1.0 million was primarily related to increased personnel costs associated with employees who now support our multi-site organization structure and operations (see cost of sales above).

Amortization of intangible assets. The decrease of $0.4 million was the result of the amortization of CDMO royalties and contract manufacturing relationships acquired in 2015 ending on April 10, 2021 offset by amortization related to the acquisition of IriSys for acquired customer relationships, backlog and trademarks and trade names.

Interest expense. The decrease of $0.5 million was primarily due to reduced term loan borrowings under the Credit Agreement with Athyrium as well as a decrease in the LIBOR base rate of interest on our term loans under the Credit Agreement. This decrease was partially offset by an increase in interest from the sellers note which was a component of the IriSys acquisition purchase price.

Liquidity and capital resources

At March 31, 2022, we had $15.3 million in cash and cash equivalents.

Since our inception, we have financed our operations and capital expenditures primarily from results of operations and the issuance of equity and debt. During the first quarter of 2022, our capital expenditures were $1.7 million to scale and support our expansion of capabilities.

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

We are also party to an amended common stock purchase agreement with Aspire Capital Fund LLC, or Aspire Capital. The amended agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, Aspire Capital is committed to purchase, at our sole election, up to an aggregate value of $41.2 million in shares of common stock. As of March 31, 2022, there is availability to issue up to $30.0 million or 6,199,299 shares of common stock under the 2019 Common Stock Purchase Agreement.

We may require additional financing or choose to refinance certain of these instruments, which could include debt refinancing, sale of real estate and/or other assets, strategic development, licensing activities and/or marketing arrangements or through public or private sales of equity or debt securities from time to time. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. Further, our ability to access capital market or otherwise raise capital may be adversely impacted by potential worsening global economic conditions, geopolitical conflicts, and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and the conflict between Russia and Ukraine. Additional debt or equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business or to access capital.

Sources and uses of cash

	Three months ended March 31,
(amounts in millions)	2022	2021
Net cash used in:
Operating activities	$(8.1)	$(0.1)
Investing activities	(1.7)	(1.5)
Financing activities	(0.1)	(10.6)
Total	$(9.9)	$(12.2)

Cash flows from operating activities represents our net loss as adjusted for stock-based compensation, depreciation, non-cash interest expense and amortization of intangibles as well as changes in operating assets and liabilities. The increase in cash used in operations in 2022 compared to 2021 was primarily due to changes in operating assets and liabilities. These included (i) a $3.5 million change in inventory balances due to timing of production and customer orders; (ii) a $3.3 million change in accrued payroll due to the fact that there were limited cash bonuses paid in 2021 and the effects of payroll period cutoff; and (iii) an additional $2.2 million interest payment that fell in the first quarter of 2022 compared to 2021, partially offset by (iv) a $1.1 million reduction of prepaid expenses and other current assets.

Net cash used in investing activities for each period includes capital expenditures to scale and support our expansion of capabilities. With the inclusion of IriSys, we continue to anticipate that 2022 capital expenditures will increase as we continue to maintain our existing capabilities and support the growth of our clinical trials business and other new business acquired from IriSys. We expect to complete a significant capital project during 2022 that will enhance our sterile fill and finishing capabilities. If we are unable to complete the capital project according to plan, this could have an adverse impact on our forecasted results.

Net cash used in financing activities decreased by $10.5 million primarily due to debt repayments of $10.1 million and related financing cost payments of $0.2 million that occurred in the first quarter of 2021.

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
•
our ability to raise additional funds through equity or debt financings or sale of real estate or other assets;

•
the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims;
•
the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations or materially and adversely affect our business and financial conditions; and
•
the extent to which inflation, global instability, including political instability, such as a deterioration in the relationship between the US and China or escalation in conflict between Russia and Ukraine, including any additional resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, Russia, may disrupt our business operations or financial condition or the financial condition of our customers and suppliers.

We anticipate raising funds from real estate asset sales to reduce our outstanding debt principal. There are a number of risks and uncertainties that could impact real estate values and or our ability, if any, to successfully monetize the sale of any non-core real-estate assets including, but not limited to, market forces, economic conditions, revenue concentration, debt levels, geographic location, interest rates, results of engineering plans, geotechnical surveys, coverage density, physical characteristics of the land (e.g. rock, wetlands delineation, streams, powerlines, topography, zoning), ability to reach acceptable contractual terms and obtaining the required approvals and release(s) from our senior secured lender.

We may also use existing cash and cash equivalents on hand, additional debt, equity financing, sale of other assets or out-licensing revenue or a combination thereof to fund our operations or acquisitions. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. Our shareholders may experience dilution as a result of the issuance of additional equity or debt securities. This dilution may be significant depending upon the amount of equity or debt securities that we issue and the prices at which we issue any securities.

Contractual commitments

The table below reflects our contractual commitments as of March 31, 2022:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1):
Principal	$106.5	$2.0	$104.1	$0.1	$0.3
Interest	17.3	9.7	7.4	0.1	0.1
Purchase obligations (2)	8.7	0.7	8.0	—	—
Operating leases (3)	10.3	1.1	2.4	2.2	4.6
Other long-term liabilities (4)	—	—	—	—	—
Total	$142.8	$13.5	$121.9	$2.4	$5.0
(1)
Debt obligations consist of principal, an exit fee of 1% of that principal, and interest on $100.0 million of outstanding term loans under our credit facility with Athyrium, $6.1 million of notes issued to the former members of IriSys and another small loan. Because the Athyrium term loans bear interest at a variable rate based on LIBOR, we estimated future interest commitments utilizing the LIBOR rate as of March 31, 2022. In accordance with U.S. GAAP, the future interest obligations are not recorded on our consolidated balance sheet.
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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings.

Information regarding legal and regulatory proceedings is set forth in note 7 to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, and is incorporated by reference herein.

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

Item 1A. Risk factors.

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in our Annual Report. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report.

We depend on spending and demand from our customers for our contract manufacturing and development services and any reduction in spending or demand could have a material adverse effect on our business.

The amount that our customers spend on the development and manufacture of their products or product candidates, particularly the amount our customers choose to spend on outsourcing these services to us, substantially impacts our revenue and profitability. The outcomes of our customers’ research, development and marketing also significantly influence the amount that our customers choose to spend on our services and offerings. Our customers determine the amounts that they will spend on our services based upon, among other things, the clinical and market success of their products, available resources, access to capital and their need to develop new products, which, in turn, depend upon a number of other factors, including their competitors’ research, development and product initiatives and the anticipated market for any new products, as well as clinical and reimbursement scenarios for specific products and therapeutic areas. Due to economic developments related to COVID-19 and geopolitical conflicts, such as the conflict between Russia and Ukraine, which continue to have adverse effects on the U.S. and global markets, we anticipate a general slowdown in clinical development activity as a result of clinical failures and/or a lack of adequate funding to go forward, which may cause a reduction in the number of business development opportunities that we will be able to pursue during 2022. Further, increasing consolidation in the pharmaceutical industry may impact such spending, particularly in the event that any of our customers choose to develop or acquire integrated manufacturing operations. Any reduction in customer spending on development and related services as a result of these and other factors could have a material adverse effect on our business, results of operations and financial condition.

Our business is affected by macroeconomic conditions.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets due to economic developments related to COVID-19 and geopolitical conflicts, such as the conflict between Russia and Ukraine. For instance, we expect to face continuing inflationary pressures on raw materials, labor and logistics during 2022. If inflation or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect our interest costs under our LIBOR-based term loan borrowings or our ability to access the capital markets. Any such increases in our costs or inability to access capital could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered sales of equity securities and use of proceeds.

None.

Item 3. Defaults upon senior securities.

None.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other information.

None.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of filing
3.1	Articles of Amendment to Second Amended and Restated Articles of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2022.
3.2	Fourth Amended and Restated Bylaws of Societal CDMO, Inc.	Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 21, 2022.
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer	Filed herewith
32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIETAL CDMO, INC.

Date: May 11, 2022	By:	/s/ J. David Enloe, Jr.
J. David Enloe, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)