Form 10-Q
period 2022-06-30
Societal CDMO, Inc.
filed 2022-08-10
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, there were 56,657,860 shares of common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$15,481	$25,217
Accounts receivable, net	16,524	11,913
Contract asset	9,359	8,565
Inventory	8,366	8,917
Prepaid expenses and other current assets	2,245	2,917
Total current assets	51,975	57,529
Property, plant and equipment, net	50,957	51,708
Operating lease asset	5,712	5,924
Intangible assets, net	3,392	3,833
Goodwill	41,077	41,077
Other assets	246	246
Total assets	$153,359	$160,317
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,336	$2,085
Current portion of related party debt	2,039	2,039
Current portion of operating lease liability	1,069	1,055
Accrued expenses and other current liabilities	7,784	12,556
Total current liabilities	13,228	17,735
Debt, net of current portion	94,360	92,127
Related party debt, net of current portion	3,586	3,369
Operating lease liability, net of current portion	4,769	4,932
Other liabilities	87	90
Total liabilities	116,030	118,253
Commitments and contingencies (note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value. 95,000,000 shares authorized, 56,644,563 and 46,681,453 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	566	467
Additional paid-in capital	289,900	287,351
Accumulated deficit	(253,137)	(245,754)
Total shareholders’ equity	37,329	42,064
Total liabilities and shareholders’ equity	$153,359	$160,317

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands, except share and per share data)	2022	2021	2022	2021
Revenue	$23,152	$18,017	$44,346	$34,820
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	17,470	12,334	33,584	26,671
Selling, general and administrative	5,160	3,787	10,870	8,470
Amortization of intangible assets	220	54	441	700
Total operating expenses	22,850	16,175	44,895	35,841
Operating income (loss)	302	1,842	(549)	(1,021)
Interest expense	(3,421)	(3,960)	(6,834)	(7,858)
Gain on extinguishment of debt	—	3,352	—	3,352
Net (loss) income	$(3,119)	$1,234	$(7,383)	$(5,527)

(Loss) income per share, basic and diluted	$(0.06)	$0.03	$(0.13)	$(0.16)

Weighted average shares outstanding
Basic	56,598,706	39,018,730	56,475,626	34,403,935
Diluted	56,598,706	39,352,054	56,475,626	34,403,935

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity or Deficit

(Unaudited)

	Common stock		Additional paid-in	Accumulated
(amounts in thousands, except share data)	Shares	Amount	capital	deficit	Total
Balance, December 31, 2021	46,681,453	$467	$287,351	$(245,754)	$42,064
Issuance of common stock, net of costs	9,302,718	93	(109)	—	(16)
Stock-based compensation expense	—	—	1,479	—	1,479
Vesting of restricted stock units, net	487,695	5	(106)	—	(101)
Exercise of stock options	220	—	—	—	—
Net loss	—	—	—	(4,264)	(4,264)
Balance, March 31, 2022	56,472,086	$565	$288,615	$(250,018)	$39,162
Issuance of common stock, net of costs	—	—	(113)	—	(113)
Stock-based compensation expense	—	—	1,408	—	1,408
Vesting of restricted stock units, net	172,477	1	(10)	—	(9)
Net loss	—	—	—	(3,119)	(3,119)
Balance, June 30, 2022	56,644,563	$566	$289,900	$(253,137)	$37,329

Balance, December 31, 2020	28,601,358	$286	$219,998	$(234,384)	$(14,100)
Issuance of common stock, net of costs	2,202,420	22	9,318	—	9,340
Stock-based compensation expense	—	—	3,133	—	3,133
Vesting of restricted stock units, net	209,541	2	(338)	—	(336)
Net loss	—	—	—	(6,761)	(6,761)
Balance, March 31, 2021	31,013,319	$310	$232,111	$(241,145)	$(8,724)
Issuance of common stock, net of costs	15,333,332	153	31,950	—	32,103
Stock-based compensation expense	—	—	1,929	—	1,929
Vesting of restricted stock units, net	155,198	2	(128)	—	(126)
Net income	—	—	—	1,234	1,234
Balance, June 30, 2021	46,501,849	$465	$265,862	$(239,911)	$26,416

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(amounts in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(7,383)	$(5,527)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	2,887	5,062
Non-cash interest expense	2,530	3,080
Depreciation expense	3,594	3,033
Amortization of intangible assets	441	700
Gain on extinguishment of debt	—	(3,352)
Changes in operating assets and liabilities:
Accounts receivable	(4,611)	(3,780)
Contract asset	(794)	(20)
Inventory	551	3,734
Prepaid expenses and other assets	884	426
Accrued interest	(2,182)	36
Accrued payroll	(2,227)	69
Accounts payable, accrued expenses and other liabilities	199	(726)
Net cash (used in) provided by operating activities	(6,111)	2,735
Cash flows from investing activities:
Purchases of property and equipment	(3,306)	(2,112)
Net cash used in investing activities	(3,306)	(2,112)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	(129)	32,103
Cash portion of $16,160 reduction to debt principal and accrued exit fee	—	(10,100)
Payment of financing costs	(80)	(200)
Net payments related to vesting of restricted stock units	(110)	(462)
Net cash (used in) provided by financing activities	(319)	21,341
Net (decrease) increase in cash and cash equivalents	(9,736)	21,964
Cash and cash equivalents, beginning of period	25,217	23,760
Cash and cash equivalents, end of period	$15,481	$45,724
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,015	$4,833
Purchases of property, plant and equipment included in accrued expenses and accounts payable	582	191
Issuance of common stock to reduce debt principal and accrued exit fees	—	6,060
Issuance of common stock to settle interest obligations	—	3,211

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

The Company has incurred net losses since inception and has an accumulated deficit of $253,137 as of June 30, 2022, which is primarily related to the activities of its former research and development business that was spun-out in 2019. The Company’s future operations are highly dependent on the profitability of its development and manufacturing operations. Management believes that it is probable that the Company will be able to meet its obligations as they become due within at least one year after the date financial statements included herein are issued.

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

The Company is dependent on its relationships with a small number of commercial partners. The Company's three largest customers generated 76% and 72% of its revenues for the three and six months ended June 30, 2022, respectively.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded as of June 30, 2022 and December 31, 2021.

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

For the three months ended June 30, 2021, the Company reported net income. The calculation of net income used to determine basic and diluted per share results in the period ended June 30, 2021, is consistent with how net income is calculated in the period ended June 30, 2022, however, the calculation of weighted average shares outstanding used to determine basic and diluted per share results differs. The following table reconciles that difference for the period ended June 30, 2021:

Weighted average shares outstanding, basic	39,018,730
Dilutive impact of:
Restricted stock units	218,253
Stock options	4,024
Warrants	111,047
Weighted average shares outstanding, diluted	39,352,054

For all other periods presented, the Company incurred a net loss. In periods of net loss, the inclusion of dilutive securities would be antidilutive because it would reduce the amount of loss incurred per share. As a result, no additional dilutive shares were included in diluted loss per share, and there were no differences between basic and diluted loss per share.

The following table presents the potentially dilutive securities that were excluded from the computations of diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Restricted stock units	1,576,166	540,942	1,514,461	456,344
Stock options	8,279,256	4,465,348	7,383,008	4,337,299
Warrants	348,664	348,664	348,664	348,664

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

(3) Inventory

The following table presents the components of inventory:

	June 30, 2022	December 31, 2021
Raw materials	$4,004	$3,038
Work in process	1,057	3,363
Finished goods	3,305	2,516
Inventory	$8,366	$8,917

(4) Property, plant and equipment, net

The following table presents the components of property, plant and equipment:

	June 30, 2022	December 31, 2021
Land	$3,263	$3,263
Building and improvements	22,936	22,717
Furniture, office and computer equipment	6,282	6,213
Manufacturing equipment	51,026	49,687
Construction in progress	8,072	6,856
Property, plant and equipment, gross	91,579	88,736
Less: accumulated depreciation	(40,622)	(37,028)
Property, plant and equipment, net	$50,957	$51,708

Interest expense capitalized to construction in progress was $294 and $65 for the three months ended June 30, 2022 and 2021, respectively, and $563 and $65 for the six months ended June 30, 2022 and 2021, respectively.

(5) Intangible assets, net

The following table presents the components of other intangible assets:

	June 30, 2022			December 31, 2021
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$18,900	$15,928	$2,972	$18,900	$15,685	$3,215
Backlog	460	168	292	460	73	387
Trademarks and tradenames	310	182	128	310	79	231
Total	$19,670	$16,278	$3,392	$19,670	$15,837	$3,833

The following table presents estimated future amortization of other intangible assets:

Twelve months ending June 30,
2023	$804
2024	588
2025	486
2026	486
2027	486
Thereafter	542
Total	$3,392

(6) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Payroll and related costs	$3,490	$5,717
Current portion of contract liabilities (see note 10)	2,216	2,308
Property, plant and equipment	375	663
Professional and consulting fees	476	552
Accrued interest	323	2,505
Other	904	811
Total	$7,784	$12,556

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

On May 31, 2018, a securities class action lawsuit (the “Securities Litigation”) was filed against the Company and certain of its officers and directors (collectively, the “Defendants”) in the U.S. District Court for the Eastern District of Pennsylvania (the “Court”) (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the New Drug Application (“NDA”) for IV meloxicam. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. On December 10, 2018, the lead plaintiff filed an amended complaint that asserted the same claims and sought the same relief but included new allegations and named additional officers as defendants. On February 8, 2019, the Company filed a motion to dismiss the amended complaint in its entirety, which the lead plaintiff opposed on April 9, 2019. On May 9, 2019, the Company filed its response and briefing was completed on the motion to dismiss. In response to questions from the Court, the parties submitted supplemental briefs regarding the motion to dismiss the amended complaint during the fall of 2019. On February 18, 2020, the motion to dismiss was granted by the Court without prejudice. On April 25, 2020, the plaintiff filed a second amended complaint. The Company filed a motion to dismiss the second amended complaint on June 18, 2020. The plaintiff filed an opposition to the Company’s motion to dismiss on August 17, 2020. On September 16, 2020, the Company filed a reply in support of its motion to dismiss. On March 1, 2021, the Court denied the Company’s second motion to dismiss. On June 21, 2021, the Defendants filed an answer and affirmative defenses to the second amended complaint. Since then, the parties have been engaged in discovery, which must conclude by April 29, 2022. On September 30, 2021, the plaintiff filed a motion for class certification and appointment of class representative. The Company filed an opposition to the plaintiff’s motion on November 30, 2021. On January 6, 2022, the plaintiff filed a reply in support of the motion for class certification. On March 24, 2022, the plaintiff informed the Court that the parties had reached an agreement-in-principle to settle the Securities Litigation and requested that the Court stay all deadlines. On May 10, 2022, the plaintiff filed an unopposed motion for preliminary approval of the class action settlement. The Court entered an order preliminarily approving the settlement and providing for notice on May 12, 2022. A hearing for the final approval of the settlement is set for October 26, 2022.

In connection with the separation of the Company's former acute care research and development business into a new standalone entity named Baudax Bio, Inc. (“Baudax Bio”), Baudax Bio accepted assignment by the Company of all of its obligations in connection with the Securities Litigation and agreed to indemnify it for all liabilities related to the Securities Litigation.

On July 2, 2022, a product liability lawsuit was filed against the Company and various other defendants in the State Court of Cobb County, Georgia that claimed injuries and damages caused by Plaintiff Jakob Cuble’s alleged ingestion of, inter alia, Focalin XR. The complaint seeks compensatory and punitive damages. On July 7, 2022, and prior to the Company’s being served with the complaint, a co-defendant removed the matter to the United States District Court for the Northern District of Georgia, Atlanta Division. The Company filed its responsive pleading on August 2, 2022.

Purchase commitments

As of June 30, 2022, the Company had outstanding cancelable and non-cancelable purchase commitments in the aggregate amount of $10,580 related to inventory, capital expenditures and other goods and services.

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

(8) Debt

The following table presents the components and classification of debt:

	June 30, 2022	December 31, 2021
Debt principal:
Terms loans under Credit Agreement	$100,000	$100,000
Note with former equity holder of IriSys	6,117	6,117
Other	339	339
Debt principal	106,456	106,456
Debt adjustments:
Unamortized deferred issuance costs	(6,770)	(8,896)
Exit fee accretion	751	669
Unamortized original discount	(452)	(694)
Carrying value of debt	$99,985	$97,535

Current portion of related party debt	$2,039	$2,039
Debt, net of current portion	94,360	92,127
Related party debt, net of current portion	3,586	3,369
Carrying value of debt	$99,985	$97,535

The following table presents the future maturity of debt principal:

Twelve months ending June 30,
2023	$2,039
2024	102,041
2025	2,068
2026	35
2027	42
Thereafter	231
Total debt principal	$106,456

Term loans under Credit Agreement

The Company is currently party to a credit agreement (the “Credit Agreement”) with Athyrium Opportunities III Acquisition LP (“Athyrium”). The Credit Agreement has been fully drawn in the form of $48,000 of term A loans and $52,000 of term B loans, all of which mature on December 31, 2023.

The term loans under the Credit Agreement bear a rate of interest equal to the three-month LIBOR rate, with a 1% floor, plus 8.25% per annum. The term loans require the Company to pay a 1% exit fee on all repayments. At June 30, 2022, the aggregate exit fee payable was $1,000, and the cumulative exit fee accreted was $751. The exit fees are being accreted to the carrying amount of the debt using the effective interest method over the term of the loan. In addition, if the Company makes any prepayments prior to maturity, the Company would be subject to prepayment premiums on the term B loans, as a percentage of the amount repaid, of 2.5%.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis, including maintaining a permitted net leverage ratio (which is the Company’s indebtedness under the Credit Agreement, net of cash and cash equivalents, divided by EBITDA, each as defined in the Credit Agreement) and liquidity amount. As of June 30, 2022, the Company was in compliance with its covenants under the Credit Agreement.

In connection with the Credit Agreement, the Company issued warrants to each of Athyrium and its affiliate, Athyrium Opportunities II Acquisition LP (“Athyrium II”), to purchase an aggregate of 348,664 shares of the Company’s common stock with an exercise price of $1.73 per share. See note 9 for additional information. The warrants are exercisable through November 17, 2024.

In connection with the Credit Agreement and amendments made to it over the years, the Company has paid financing costs, has incurred costs to record and subsequently to adjust the value of the warrants described above and has been accreting the exit fee described above. These costs are being recognized in interest expense using the effective interest method over the term of the Credit Agreement, resulting in non-cash interest expense of $1,151 and $1,618 for the three months ended June 30, 2022 and 2021, respectively, and $2,288 and $3,080 for the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022, the overall effective interest rate, including cash paid for interest and non-cash interest expense, was 13.8%.

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

The Note was initially recognized at fair value as part of the consideration paid for the acquisition of IriSys, resulting in an original discount recognized of $877 that is being recognized as interest expense using the effective interest method over the term of the Note. At June 30, 2022, the overall effective interest rate, including the amortization of the original discount, was 13.0%.

Since the acquisition of IriSys, we believe that the note holder has held a combination of direct beneficial interests and significant influence over at least 10% of the Company's outstanding common stock. As a result, the Company has presented the note holder as a related party. The Company has accrued interest of $323 through June 30, 2022 that will become payable to the former equity holder of IriSys on August 13, 2022.

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

Aspire common stock purchase agreement

The Company is currently party to an amended common stock purchase agreement with Aspire Capital Fund LLC (“Aspire Capital”) originally entered into during 2019, and most recently amended in February 2021 (as amended, the “2019 Common Stock Purchase Agreement”). The 2019 Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate value of $41,172 in shares of common stock. As of June 30, 2022, there is availability to issue up to $30,000 or 6,199,299 shares of common stock under the 2019 Common Stock Purchase Agreement.

Warrants

At June 30, 2022, warrants to purchase 348,664 shares of common stock were outstanding. The warrants are held by Athyrium, equity-classified, exercisable at $1.73 per share and expire in November 2024. See note 8 for additional details.

(10) Revenue recognition

The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities
Balance at December 31, 2021	$8,565	$2,308
Changes to the beginning balance of contract assets arising from:
Reclassification to receivables as a result of rights to consideration becoming unconditional	(10,518)	—
Reduction to offset within net contract asset due to recognition of revenue	676	—
Changes in estimate	1,512	—
Contract assets recognized since beginning of period, net of reclassification to receivables and changes in estimates	9,124	—
Changes to contract liabilities:
Amounts billed in advance of contract performance	—	4,275
Revenue recognized	—	(4,367)
Balance at June 30, 2022	$9,359	$2,216

The following table disaggregates revenue by timing of revenue recognition:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Point in time	$19,406	$16,439	$36,286	$31,586
Over time	3,746	1,578	8,060	3,234
Total	$23,152	$18,017	$44,346	$34,820

The Company’s payment terms for manufacturing revenue and development services are typically 30 to 45 days. Profit-sharing revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.

(11) Stock-based compensation

In October 2013, the Company established an equity incentive plan that has been subsequently amended and restated to become the 2018 Amended and Restated Equity Incentive Plan (the “A&R Plan”) At June 30, 2022, a total of 226,745 shares were available for future grants under the A&R Plan. On December 1st of each year, pursuant to an “evergreen” provision of the A&R Plan, the number of shares available under the A&R Plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year.

Stock options

Stock options are exercisable generally for a period of 10 years from the date of grant and generally vest over four years.

The following table presents information about the fair value of stock options granted:

	Six months ended June 30,
	2022	2021
Weighted average grant date fair value	$1.02	$1.90
Assumptions used to determine fair value:
Range of expected option life	5.5 - 6.0 years	5.5 - 6.0 years
Expected volatility	79 - 81%	79 - 81%
Risk-free interest rate	1.5 - 3.0%	0.7 - 1.2%
Expected dividend yield	—	—

The intrinsic value of options exercised was negligible in the six months ended June 30, 2022, and no stock options were exercised in the six months ended June 30, 2021.

The following table presents information about stock option balances and activity:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life
Balance, December 31, 2021	5,267,567	$6.47		5.7 years
Granted	3,833,853	1.49
Exercised	(220)	1.71
Forfeited or expired	(392,414)	4.61
Balance, June 30, 2022	8,708,786	4.36	$—	7.2 years
Exercisable	4,087,743	6.96	—	4.3 years

Included in the table above are 1,104,677 options outstanding as of June 30, 2022 that were granted outside the A&R Plan. The grants were made pursuant to the inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted stock units

Restricted stock units (“RSUs”) vest over six months to four years depending on the purpose of the award and sometimes include performance conditions in addition to service conditions. The fair value of RSUs on the date of grant is measured as the closing price of the Company's common stock on that date. The weighted average grant-date fair value of RSUs awarded to employees was $1.32 in the six months ended June 30, 2022 and $3.49 in the six months ended June 30, 2021. The fair value of RSUs vested was $719 in the six months ended June 30, 2022 and $1,537 in the six months ended June 30, 2021.

The following table presents information about recent RSU activity:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2021	990,065	$3.63
Granted	1,552,590	1.32
Vested	(461,735)	3.78
Forfeited	(46,133)	2.65
Balance, June 30, 2022	2,034,787	1.86

Included in the table above are 110,259 time-based RSUs outstanding at June 30, 2022 that were granted outside of the A&R Plan. The grants were made pursuant to the inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Other information

The following table presents the classification of stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cost of sales	$525	$983	$916	$2,375
Selling, general and administrative expenses	883	946	1,971	2,687
Total	$1,408	$1,929	$2,887	$5,062

As of June 30, 2022, there was $9,721 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 2.5 years.

On June 1, 2022, the Company issued an offer to certain employee optionholders (“Eligible Employees”), subject to specified conditions, to exchange and cancel certain options which met the defined eligibility requirements (“Eligible Options”) for a new RSU grant (“New RSUs”) (collectively known as the “Exchange Offer”). Pursuant to the Exchange Offer, 130 Eligible Employees elected to exchange Eligible Options, and the Company accepted for cancellation Eligible Options to purchase an aggregate of 668,819 shares of common stock, representing approximately 97% of the total shares of common stock underlying the Eligible Options. On July 1, 2022, promptly following the expiration of the Exchange Offer, the Company granted 167,324 New RSUs in exchange for the cancellation of the tendered Eligible Options. The New RSUs will vest in two equal annual installments.

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

The following table presents unaudited supplemental pro forma financial information for the three and six months ended June 30, 2021 as if the IriSys acquisition had occurred on January 1, 2021:

	Three months ended June 30,	Six months ended June 30,
	2021	2021
Revenue	$21,378	$41,664
Net income (loss)	586	(5,697)

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

Items measured at fair value on a recurring basis

Cash equivalents of $10,754 at June 30, 2022 and $15,247 at December 31, 2021 consisted entirely of money market mutual funds whose fair value were determined using Level 1 measurements.

Fair value disclosures

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of June 30, 2022, the financial assets and liabilities recorded on the consolidated balance sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses. The carrying values of these financial assets and liabilities approximate fair value due to their short-term nature.

The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of its debt, a level 2 measurement, approximated fair value at June 30, 2022 due to the recent issuances and amendment of those instruments and taking into consideration management's current evaluation of market conditions.

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

Undiscounted future lease payments for the two development leases, which were the only material noncancelable leases at June 30, 2022, were as follows:

Twelve months ended June 30,
2023	$1,151
2024	1,179
2025	1,208
2026	1,094
2027	1,019
Thereafter	4,252
Total lease payments	9,903
Less imputed interest	(4,065)
Total operating lease liabilities	$5,838

At June 30, 2022, the weighted average remaining lease term was 8.2 years, and the weighted average discount rate was 14.1%. Total lease cost was $351 and $839 for the three and six months ended June 30, 2022, respectively, and $85 and $186 for the three and six months ended June 30, 2021, respectively.

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
•
the risk that failure to maintain compliance with the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”), may result in receipt of a Nasdaq delisting notice; if upon receipt of a delisting notice, we fail to regain compliance within any allowed grace period or other process provided under the Nasdaq listing requirements, our common stock may be delisted and the value of our common stock may decrease;
•
the extent to which the ongoing COVID-19 pandemic and other diseases continue to disrupt our business operations and the financial condition of our customers and suppliers, including our ability to initiate and continue relationships with manufacturers and third-party logistics providers given recent supply chain challenges;
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

•
our ability to maintain and defend our intellectual property rights against third-parties;
•
pharmaceutical industry market forces that may impact our commercial customers’ success and continued demand for the products we produce for those customers;
•
our ability to recruit or retain key scientific, technical, business development, and management personnel and our executive officers, including as a result of applicable state and federal vaccine mandates;
•
our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including current Good Manufacturing Practice, or cGMP, compliance and U.S. Drug Enforcement Agency, or DEA, compliance and other relevant regulatory authorities applicable to our business; and
•
our ability to realize the expected benefits of the IriSys acquisition.

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

Effective March 21, 2022, we changed our name to Societal CDMO, Inc. to reflect the corporate transformation that has taken place primarily as a result of our acquisition and successful integration of IriSys into the organization.

We use cash flow generated by our business primarily to fund the growth of our CDMO business and to make payments under our credit facility. We believe our business will continue to contribute cash to fund our growth, to make payments under our credit facility and for other general corporate purposes.

Global economic and supply conditions

Global economic conditions, logistics and supply chain issues continue to present obstacles to our business despite having endured other challenges related to the COVID-19 pandemic during 2021.

We rely on third-party manufacturers to supply our manufacturing components, supplies and related materials, which in some instances are supplied from a single source. Prolonged disruptions in the supply of any of our third-party materials, difficulty implementing new sources of supply or significant price increases could have an adverse effect on our results. While the impact of COVID-19 has lessened in many ways, we are experiencing a higher level of residual supply chain disruptions that we are actively managing to meet our second half 2022 production timelines and that may constrain our ability to capture additional growth opportunities, beyond our established projections, from customers who would otherwise want to increase their safety stock of the products that we produce.

We also continue to closely monitor economic developments related to COVID-19 and other diseases and geopolitical conflicts, such as the conflict between Russia and Ukraine, which continue to have adverse effects on the U.S. and global markets.

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

Results of operations

Comparison of second quarters 2022 and 2021

	Three months ended June 30,
(in millions)	2022	2021
Revenue	$23.2	$18.0
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	17.5	12.3
Selling, general and administrative	5.2	3.8
Amortization of intangible assets	0.2	0.1
Total operating expenses	22.9	16.2
Operating income	0.3	1.8
Interest expense	(3.4)	(4.0)
Gain on extinguishment of debt	—	3.4
Net (loss) income	$(3.1)	$1.2

Revenue. The increase of $5.2 million was primarily driven by an increase in European Ritalin LA demand from our new customer InfectoPharm, revenue resulting from the acquisition of IriSys, as well as higher revenues from our clinical trial materials business. These increases were partially offset by declining revenues from Lannett’s commercial sales of Verapamil PM products compared to the prior year. In an effort to address this decline, we recently executed an amendment to our license and supply agreement with Lannett for the marketing of Verapamil PM and Verelan products subsequent to the end of the period, which provides overall improved economics for Societal and is expected to strengthen revenues from Lannett in the second half of the year despite the declines experienced in the first half of the year.

Cost of sales. The increase of $5.2 million was primarily due to costs associated with operating the San Diego facility acquired from IriSys and increased costs tied to the increased manufacturing revenue during the quarter. In addition, in 2021, we received certain employment incentive tax credits that were not repeated in 2022 resulting in increased expense in 2022. These increases were partially offset by the reallocation of expenses reflecting the post-acquisition organizational structure. Prior to October 1, 2021, these employees supported our plant operations and were classified in cost of sales.

Selling, general and administrative. The increase of $1.4 million was primarily related to increased personnel costs tied to the reallocation of expenses reflecting the post-acquisition organizational structure (see cost of sales above) and integration costs associated with the IriSys integration.

Amortization of intangible assets. The increase of $0.1 million was the result of the amortization related to the acquisition of IriSys for acquired customer relationships, backlog and trademarks and trade names partially offset by the amortization of CDMO royalties and contract manufacturing relationships acquired in 2015 ending on April 10, 2021.

Interest expense. The decrease of $0.6 million was primarily due to reduced non-cash financing expense and increased capitalized interest. This decrease was partially offset by an increase in interest from the debt portion of the IriSys acquisition purchase price.

Gain on extinguishment of debt. In June 2021, the promissory note with PNC Bank under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020, or the PPP Note, and all accrued interest thereon was forgiven.

Comparison of six months ended 2022 and 2021

	Six months ended June 30,
(in millions)	2022	2021
Revenue	$44.3	$34.8
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	33.6	26.7
Selling, general and administrative	10.9	8.5
Amortization of intangible assets	0.4	0.7
Total operating expenses	44.9	35.9
Operating loss	(0.6)	(1.1)
Interest expense	(6.8)	(7.8)
Gain on extinguishment of debt	—	3.4
Net loss	$(7.4)	$(5.5)

Revenue. The increase of $9.5 million was primarily driven by revenue resulting from the acquisition of IriSys as well as higher revenues from our clinical trial materials business. In addition, there was an increase in European Ritalin LA demand from our new customer InfectoPharm as well as an increase in revenue from our largest commercial customer Teva, correlated with pull through in demand resulting from market share gains against the sole competitor for the Verapamil SR products. The increase in revenue was partially offset by a decline in revenue from Lannett’s commercial sales of the Verapamil PM products.

Cost of sales. The increase of $6.9 million was primarily due to the acquisition of the San Diego facility and certain 2021 employment incentive tax credits that were not repeated in 2022 resulting in increased expense in 2022. These increases were partially offset by the reallocation of expenses reflecting the post-acquisition organizational structure. Prior to October 1, 2021, these employees supported our plant operations and were classified in cost of sales.

Selling, general and administrative. The increase of $2.4 million was primarily related to increased personnel costs tied to the reallocation of expenses and integration costs associated with the IriSys integration. These increases were offset by lower stock-based compensation expense.

Amortization of intangible assets. The decrease of $0.3 million was the result of the amortization of CDMO royalties and contract manufacturing relationships acquired in 2015 ending on April 10, 2021 partially offset by the amortization related to the acquisition of IriSys for acquired customer relationships, backlog and trademarks and trade names.

Interest expense. The decrease of $1.0 million was primarily due to reduced non-cash financing expense and increased capitalized interest. Also contributing to the reduction in interest was the successful refinancing and reduced term loan borrowings under the Credit Agreement with Athyrium as well as a decrease in the LIBOR base rate of interest on our term loans under the Credit Agreement. These decreases were partially offset by an increase in interest from the debt portion of the IriSys acquisition purchase price.

Gain on extinguishment of debt. In June 2021, the PPP Note and all accrued interest thereon was forgiven.

Liquidity and capital resources

At June 30, 2022, we had $15.5 million in cash and cash equivalents.

Since our inception, we have financed our operations and capital expenditures primarily from results of operations and the issuance of equity and debt. During the first half of 2022, our capital expenditures were $3.3 million to scale and support our expansion of capabilities.

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

We are also party to an amended common stock purchase agreement with Aspire Capital Fund LLC, or Aspire Capital. The amended agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, Aspire Capital is committed to purchase, at our sole election, up to an aggregate value of $41.2 million in shares of common stock. As of June 30, 2022, there is availability to issue up to $30.0 million or 6,199,299 shares of common stock under the 2019 Common Stock Purchase Agreement.

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

Sources and uses of cash

	Six months ended June 30,
(amounts in millions)	2022	2021
Net cash (used in) provided by:
Operating activities	$(6.1)	$2.7
Investing activities	(3.3)	(2.1)
Financing activities	(0.3)	21.3
Total	$(9.7)	$21.9

Cash flows from operating activities represents our net loss as adjusted for stock-based compensation, depreciation, non-cash interest expense and amortization of intangibles as well as changes in operating assets and liabilities. The increase in cash used in operations in 2022 compared to 2021 was primarily due to a decrease in stock-based compensation expense in addition to changes in operating assets and liabilities. These included (i) a $3.3 million change in inventory balances due to timing of production and customer orders; (ii) a $1.1 million change in accounts receivable due to increased sales activity; (iii) a $2.3 million change in accrued payroll due to the fact that there were limited cash bonuses paid in 2021 and the effects of payroll period cutoff; and (iv) an additional $2.2 million interest payment that fell in the first quarter of 2022 compared to 2021, partially offset by (v) a $0.5 million reduction of prepaid expenses and other current assets.

Net cash used in investing activities for each period includes capital expenditures to scale and support our expansion of capabilities. With the inclusion of IriSys, we continue to anticipate that 2022 capital expenditures will increase as we continue to maintain our existing capabilities and support the growth of our clinical trials business and other new business acquired from IriSys. We expect to complete a significant capital project during the early second half of 2022 that will enhance our sterile fill and finishing capabilities. If we are unable to complete the capital project according to plan, this could have an adverse impact on our forecasted results.

Net cash provided by financing activities in 2021 changed to net cash used in financing activities in 2022, a change of $21.5 million primarily due to the absence of significant activities that occurred in 2021; in the first half of 2021, net proceeds from an issuance of common stock of $32.1 million were partially offset by debt repayments of $10.1 million and related financing cost payments of $0.2 million.

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
•
the costs of maintaining, enforcing and defending intellectual property claims;
•
our ability to regain, and maintain, compliance with the Nasdaq continued listing standards;
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

Contractual commitments

The table below reflects our contractual commitments as of June 30, 2022:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1):
Principal	$106.5	$2.0	$104.1	$0.1	$0.3
Interest	15.0	9.7	5.1	0.1	0.1
Purchase obligations (2)	10.6	0.7	9.9	—	—
Operating leases (3)	9.9	1.2	2.4	2.1	4.2
Other long-term liabilities (4)	—	—	—	—	—
Total	$142.0	$13.6	$121.5	$2.3	$4.6
(1)
Debt obligations consist of principal, an exit fee of 1% of that principal, and interest on $100.0 million of outstanding term loans under our credit facility with Athyrium, $6.1 million of notes issued to the former members of IriSys and another small loan. Because the Athyrium term loans bear interest at a variable rate based on LIBOR, we estimated future interest commitments utilizing the LIBOR rate as of June 30, 2022. In accordance with U.S. GAAP, the future interest obligations are not recorded on our consolidated balance sheet.
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
(4)
We have entered into employment agreements with each of our named executive officers that provide for, among other things, severance commitments of up to $1.3 million should we terminate the named executive officers for convenience or if certain events occur following a change in control. In addition, we would be subject to other contingencies of up to $3.8 million in the aggregate if certain events occur following a change in control. Because these obligations are contingent, the amounts are not included in the table above.

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk factors.

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in our Annual Report. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our 2021 Annual Report and Quarterly Report for the quarter ended March 31, 2022.

If we are unable to regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock.

The listing standards of the Nasdaq provide that a company, in order to qualify for continued listing, must maintain a minimum closing bid price of $1.00 and satisfy standards relative to minimum shareholders’ equity, minimum market value of publicly held shares and various additional requirements. On June 27, 2022, we received a deficiency letter from the Listing Qualifications Department of Nasdaq, or the Staff, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on Nasdaq.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until December 26, 2022, in which to regain compliance. In order to regain compliance with the minimum bid price requirement, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement. However, if it appears to the Staff that we will not be able to cure the deficiency, Nasdaq will provide notice to us that we will not be eligible for the additional compliance period and our common stock will be subject to delisting. We would then be entitled to appeal the determination to a Nasdaq Listing Qualifications Panel and request a hearing.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or maintain compliance with the other Nasdaq listing requirements. If we do not regain compliance with the Nasdaq continuing listing requirements, our common stock will be delisted from Nasdaq and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

Item 2. Unregistered sales of equity securities and use of proceeds.

None.

Item 3. Defaults upon senior securities.

None.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other information.

None.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of filing
10.1	Amendment No. 3 to License and Supply Agreement, dated as of July 1, 2022 by and among Societal CDMO Gainesville LLC and Lannett Company, Inc.	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer	Filed herewith
32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIETAL CDMO, INC.

Date: August 10, 2022	By:	/s/ J. David Enloe, Jr.
J. David Enloe, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)