Form 10-Q
period 2022-09-30
Societal CDMO, Inc.
filed 2022-11-09
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, there were 56,700,565 shares of common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$11,577	$25,217
Accounts receivable, net	17,104	11,913
Contract asset	9,412	8,565
Inventory	9,414	8,917
Prepaid expenses and other current assets	1,987	2,917
Total current assets	49,494	57,529
Property, plant and equipment, net	49,022	51,708
Operating lease asset	5,604	5,924
Intangible assets, net	3,148	3,833
Goodwill	41,077	41,077
Other assets	2,934	246
Total assets	$151,279	$160,317
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,057	$2,085
Current portion of related party debt	2,039	2,039
Current portion of operating lease liability	1,075	1,055
Accrued expenses and other current liabilities	8,009	12,556
Total current liabilities	14,180	17,735
Debt, net of current portion	95,478	92,127
Related party debt, net of current portion	1,639	3,369
Operating lease liability, net of current portion	4,678	4,932
Other liabilities	70	90
Total liabilities	116,045	118,253
Commitments and contingencies (note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value. 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value. 95,000,000 shares authorized, 56,679,389 and 46,681,453 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	567	467
Additional paid-in capital	291,133	287,351
Accumulated deficit	(256,466)	(245,754)
Total shareholders’ equity	35,234	42,064
Total liabilities and shareholders’ equity	$151,279	$160,317

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands, except share and per share data)	2022	2021	2022	2021
Revenue	$21,589	$18,237	$65,935	$53,057
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	16,055	13,160	49,639	39,831
Selling, general and administrative	5,075	4,606	15,945	13,076
Amortization of intangible assets	244	135	685	835
Total operating expenses	21,374	17,901	66,269	53,742
Operating income (loss)	215	336	(334)	(685)
Interest expense	(3,544)	(3,822)	(10,378)	(11,680)
Gain on extinguishment of debt	—	—	—	3,352
Net loss	$(3,329)	$(3,486)	$(10,712)	$(9,013)

Loss per share, basic and diluted	$(0.06)	$(0.07)	$(0.19)	$(0.22)

Weighted average shares outstanding, basic and diluted	56,666,473	51,416,388	56,539,941	40,137,069

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity or Deficit

(Unaudited)

	Common stock		Additional paid-in	Accumulated
(amounts in thousands, except share data)	Shares	Amount	capital	deficit	Total
Balance, December 31, 2021	46,681,453	$467	$287,351	$(245,754)	$42,064
Issuance of common stock, net of costs	9,302,718	93	(109)	—	(16)
Stock-based compensation expense	—	—	1,479	—	1,479
Vesting of restricted stock units, net	487,695	5	(106)	—	(101)
Exercise of stock options	220	—	—	—	—
Net loss	—	—	—	(4,264)	(4,264)
Balance, March 31, 2022	56,472,086	$565	$288,615	$(250,018)	$39,162
Issuance of common stock, net of costs	—	—	(113)	—	(113)
Stock-based compensation expense	—	—	1,408	—	1,408
Vesting of restricted stock units, net	172,477	1	(10)	—	(9)
Net loss	—	—	—	(3,119)	(3,119)
Balance, June 30, 2022	56,644,563	$566	$289,900	$(253,137)	$37,329
Issuance of common stock, net of costs	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	1,260	—	1,260
Vesting of restricted stock units, net	34,826	1	(13)	—	(12)
Net loss	—	—	—	(3,329)	(3,329)
Balance, September 30, 2022	56,679,389	$567	$291,133	$(256,466)	$35,234

Balance, December 31, 2020	28,601,358	$286	$219,998	$(234,384)	$(14,100)
Issuance of common stock, net of costs	2,202,420	22	9,318	—	9,340
Stock-based compensation expense	—	—	3,133	—	3,133
Vesting of restricted stock units, net	209,541	2	(338)	—	(336)
Net loss	—	—	—	(6,761)	(6,761)
Balance, March 31, 2021	31,013,319	$310	$232,111	$(241,145)	$(8,724)
Issuance of common stock, net of costs	15,333,332	153	31,950	—	32,103
Stock-based compensation expense	—	—	1,929	—	1,929
Vesting of restricted stock units, net	155,198	2	(128)	—	(126)
Net income	—	—	—	1,234	1,234
Balance, June 30, 2021	46,501,849	$465	$265,862	$(239,911)	$26,416
Issuance of common stock, net of costs	—	—	20,328	—	20,328
Stock-based compensation expense	—	—	1,319	—	1,319
Vesting of restricted stock units, net	112,606	1	(94)	—	(93)
Exercise of stock options	80	—	—	—	—
Net loss	—	—	—	(3,486)	(3,486)
Balance, September 30, 2021	46,614,535	$466	$287,415	$(243,397)	$44,484

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(amounts in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(10,712)	$(9,013)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	4,147	6,381
Non-cash interest expense	3,778	4,531
Depreciation expense	5,516	4,803
Amortization of intangible assets	685	835
Gain on extinguishment of debt	—	(3,352)
Changes in operating assets and liabilities:
Accounts receivable	(5,191)	(3,801)
Contract asset	(847)	521
Inventory	(497)	2,857
Prepaid expenses and other assets	1,221	491
Accrued interest	(2,473)	48
Accrued payroll	(2,005)	2,507
Accounts payable, accrued expenses and other liabilities	740	(393)
Net cash (used in) provided by operating activities	(5,638)	6,415
Cash flows from investing activities:
Acquisition of IriSys, net of cash required	—	(24,006)
Purchases of property and equipment	(5,615)	(2,765)
Net cash used in investing activities	(5,615)	(26,771)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	(143)	32,103
Payment of debt principal	(2,039)	(10,100)
Payment of financing costs	(83)	(1,362)
Net payments related to vesting of restricted stock units	(122)	(555)
Net cash (used in) provided by financing activities	(2,387)	20,086
Net decrease in cash and cash equivalents	(13,640)	(270)
Cash and cash equivalents, beginning of period	25,217	23,760
Cash and cash equivalents, end of period	$11,577	$23,490
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,081	$7,462
Purchases of property, plant and equipment included in accrued expenses and accounts payable	919	158
Deferred financing costs included in accrued expenses and accounts payable	35	-
Assets reclassified as held for sale	2,659	-
Fair value of shares issuable to former equity holders of IriSys	—	20,931
Fair value of note issued to former equity holders of IriSys	—	5,240
Issuance of common stock to reduce debt principal and accrued exit fees	—	6,060
Issuance of common stock to settle interest obligations	—	3,211

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Notes to consolidated financial statements

(amounts in thousands, except share and per share data)

(Unaudited)

(1) Background

Societal CDMO, Inc. (the “Company”) was incorporated in the Commonwealth of Pennsylvania on November 15, 2007 as Recro Pharma, Inc. Effective March 21, 2022, Recro Pharma, Inc changed its name to Societal CDMO, Inc. to reflect the corporate transformation that had taken place primarily as a result of its acquisition and successful integration of IriSys, LLC (“IriSys”) into the organization. The Company is a bi-coastal contract development and manufacturing organization with capabilities spanning pre-investigational new drug development to commercial manufacturing and packaging for a wide range of therapeutic dosage forms with a primary focus in the area of small molecules. With an expertise in solving complex manufacturing problems, the Company provides therapeutic development, end-to-end regulatory support, clinical and commercial manufacturing, aseptic fill/finish, lyophilization, packaging and logistics services to the global pharmaceutical market. The Company has determined that it operates in a single segment.

The Company has incurred net losses since inception and has an accumulated deficit of $256,466 as of September 30, 2022, which is primarily related to the activities of its former research and development business that was spun-out in 2019. The Company’s future operations are highly dependent on the profitability of its development and manufacturing operations. Management believes that it is probable that the Company will be able to meet its obligations as they become due within at least one year after the date financial statements included herein are issued.

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

The Company considers assets to be held for sale when (i) management commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) the asset is actively being marketed for sale at a price that is reasonable given the estimate of current market value; and (iv) the sale is probable and will be completed within one year. Upon designation of an asset as held for sale, the Company records the asset’s value at the lower of its carrying value or its estimated net realizable value.

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

The Company is dependent on its relationships with a small number of commercial partners. The Company's three largest customers generated 64% and 69% of its revenues for the three and nine months ended September 30, 2022, respectively.

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

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized. A full valuation allowance was recorded as of September 30, 2022 and December 31, 2021.

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

The following table presents the potentially dilutive securities that were excluded from the computations of diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Restricted stock units	1,717,982	708,965	1,461,529	377,437
Stock options	8,020,457	4,965,826	7,331,963	4,496,878
Warrants	348,664	348,664	348,664	348,664

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

(3) Inventory

The following table presents the components of inventory:

	September 30, 2022	December 31, 2021
Raw materials	$3,563	$3,038
Work in process	3,862	3,363
Finished goods	1,989	2,516
Inventory	$9,414	$8,917

(4) Property, plant and equipment, net

The following table presents the components of property, plant and equipment:

	September 30, 2022	December 31, 2021
Land	$604	$3,263
Building and improvements	22,751	22,717
Furniture, office and computer equipment	6,272	6,213
Manufacturing equipment	57,577	49,687
Construction in progress	4,362	6,856
Property, plant and equipment, gross	91,566	88,736
Less: accumulated depreciation	(42,544)	(37,028)
Property, plant and equipment, net	$49,022	$51,708

Interest expense capitalized to construction in progress was $419 and $55 for the three months ended September 30, 2022 and 2021, respectively, and $982 and $120 for the nine months ended September 30, 2022 and 2021, respectively.

During the third quarter, the Company signed a sales and purchase agreement to sell approximately 121 acres of land for expected proceeds of $9,075. The land was determined to be held for sale at September 30, 2022 and reclassified at cost to other assets with a carrying value of $2,659. The sale of the land is subject to customary closing conditions for transactions of this type, including completion of title and environmental due diligence and receipt of certain zoning approvals and permits, which remain to be satisfied at September 30, 2022.

(5) Intangible assets, net

The following table presents the components of other intangible assets:

	September 30, 2022			December 31, 2021
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$18,900	$16,066	$2,834	$18,900	$15,685	$3,215
Backlog	460	215	245	460	73	387
Trademarks and tradenames	310	241	69	310	79	231
Total	$19,670	$16,522	$3,148	$19,670	$15,837	$3,833

The following table presents estimated future amortization of other intangible assets:

Twelve months ending September 30,
2023	$739
2024	547
2025	486
2026	486
2027	486
Thereafter	404
Total	$3,148

(6) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Payroll and related costs	$3,712	$5,717
Current portion of contract liabilities (see note 10)	2,372	2,308
Property, plant and equipment	320	663
Professional and consulting fees	521	552
Accrued interest	32	2,505
Other	1,052	811
Total	$8,009	$12,556

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

On May 31, 2018, a securities class action lawsuit (the “Securities Litigation”) was filed against the Company and certain of its officers and directors (collectively, the “Defendants”) in the U.S. District Court for the Eastern District of Pennsylvania (the “Court”) (Case No. 2:18-cv-02279-MMB) that purported to state a claim for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, based on statements made by the Company concerning the New Drug Application (“NDA”) for IV meloxicam. The complaint sought unspecified damages, interest, attorneys’ fees and other costs. On March 24, 2022, the plaintiff informed the Court that the parties had reached an agreement-in-principle to settle the Securities Litigation and requested that the Court stay all deadlines. On May 10, 2022, the plaintiff filed an unopposed motion for preliminary approval of the class action settlement. The Court entered an order preliminarily approving the settlement and providing for notice on May 12, 2022. A hearing for the final approval of the settlement occurred on October 26, 2022, and the parties are awaiting a decision.

In connection with the separation of the Company's former acute care research and development business into a new standalone entity named Baudax Bio, Inc. (“Baudax Bio”), Baudax Bio accepted assignment by the Company of all of its obligations in connection with the Securities Litigation and agreed to indemnify it for all liabilities related to the Securities Litigation.

On July 2, 2022, a product liability lawsuit was filed against the Company and various other defendants in the State Court of Cobb County, Georgia that claimed injuries and damages caused by Plaintiff Jakob Cuble’s alleged ingestion of, among other things, Focalin XR. The complaint seeks compensatory and punitive damages. On July 7, 2022, and prior to the Company being served with the Complaint, a co-defendant removed the matter to the United States District Court for the Northern District of Georgia, Atlanta Division. The Company filed its responsive pleading on August 2, 2022. In September 2022, the case was remanded to the State Court of Cobb County, Georgia, where it presently pends. The Company believes that the lawsuit is without merit and intends to vigorously defend against it.

Purchase commitments

As of September 30, 2022, the Company had outstanding cancelable and non-cancelable purchase commitments in the aggregate amount of $12,371 related to inventory, capital expenditures and other goods and services.

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

(8) Debt

The following table presents the components and classification of debt:

	September 30, 2022	December 31, 2021
Debt principal:
Terms loans under Credit Agreement	$100,000	$100,000
Note with former equity holder of IriSys	4,078	6,117
Other	339	339
Debt principal	104,417	106,456
Debt adjustments:
Unamortized deferred issuance costs	(5,687)	(8,896)
Exit fee accretion	793	669
Unamortized original discount	(367)	(694)
Carrying value of debt	$99,156	$97,535

Current portion of related party debt	$2,039	$2,039
Debt, net of current portion	95,478	92,127
Related party debt, net of current portion	1,639	3,369
Carrying value of debt	$99,156	$97,535

The following table presents the future maturity of debt principal:

Twelve months ending September 30,
2023	$2,039
2024	102,048
2025	30
2026	37
2027	44
Thereafter	219
Total debt principal	$104,417

Term loans under Credit Agreement

The Company is currently party to a credit agreement (the “Credit Agreement”) with Athyrium Opportunities III Acquisition LP (“Athyrium”). The Credit Agreement has been fully drawn in the form of $48,000 of term A loans and $52,000 of term B loans, all of which mature on December 31, 2023.

The term loans under the Credit Agreement bear a rate of interest equal to the three-month LIBOR rate, with a 1% floor, plus 8.25% per annum. The term loans require the Company to pay a 1% exit fee on all repayments. At September 30, 2022, the aggregate exit fee payable was $1,000, and the cumulative exit fee accreted was $793. The exit fees are being accreted to the carrying amount of the debt using the effective interest method over the term of the loan. In addition, if the Company makes any prepayments prior to maturity, the Company would be subject to prepayment premiums on the term B loans, as a percentage of the amount repaid, of 2.5%.

The Credit Agreement contains certain usual and customary affirmative and negative covenants, as well as financial covenants that the Company will need to satisfy on a monthly and quarterly basis, including maintaining a permitted net leverage ratio (which is the Company’s indebtedness under the Credit Agreement, net of cash and cash equivalents, divided by EBITDA, each as defined in the Credit Agreement) and liquidity amount. As of September 30, 2022, the Company was in compliance with its covenants under the Credit Agreement.

In connection with the Credit Agreement, the Company issued warrants to each of Athyrium and its affiliate, Athyrium Opportunities II Acquisition LP (“Athyrium II”), to purchase an aggregate of 348,664 shares of the Company’s common stock with an exercise price of $1.73 per share. See note 9 for additional information. The warrants are exercisable through November 17, 2024.

In connection with the Credit Agreement and amendments made to it over the years, the Company has paid financing costs, has incurred costs to record and subsequently to adjust the value of the warrants described above and has been accreting the exit fee described above. These costs are being recognized in interest expense using the effective interest method over the term of the Credit Agreement, resulting in non-cash interest expense of $1,163 and $1,389 for the three months ended September 30, 2022 and 2021, respectively, and $3,451 and $4,469 for the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022, the overall effective interest rate, including cash paid for interest and non-cash interest expense, was 15.1%.

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

The Note was initially recognized at fair value as part of the consideration paid for the acquisition of IriSys, resulting in an original discount recognized of $877 that is being recognized as interest expense using the effective interest method over the term of the Note. At September 30, 2022, the overall effective interest rate, including the amortization of the original discount, was 13.0%.

Since the acquisition of IriSys, we believe that the note holder has held a combination of direct beneficial interests and significant influence over at least 10% of the Company's outstanding common stock. As a result, the Company has presented the note holder as a related party. The Company paid interest of $367 to the note holder during the three and nine months ended September 30, 2022 and has accrued interest of $32 through September 30, 2022 that will become payable to the former equity holder of IriSys on August 13, 2023.

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

Aspire common stock purchase agreement

The Company is currently party to an amended common stock purchase agreement with Aspire Capital Fund LLC (“Aspire Capital”) originally entered into during 2019, and most recently amended in February 2021 (as amended, the “2019 Common Stock Purchase Agreement”). The 2019 Common Stock Purchase Agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, Aspire Capital is committed to purchase, at the Company’s sole election, up to an aggregate value of $41,172 in shares of common stock. As of September 30, 2022, there is availability to issue up to $30,000 or 6,199,299 shares of common stock under the 2019 Common Stock Purchase Agreement.

Warrants

At September 30, 2022, warrants to purchase 348,664 shares of common stock were outstanding. The warrants are held by Athyrium, equity-classified, exercisable at $1.73 per share and expire in November 2024. See note 8 for additional details.

(10) Revenue recognition

The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities
Balance at December 31, 2021	$8,565	$2,308
Changes to the beginning balance of contract assets arising from:
Reclassification to receivables as a result of rights to consideration becoming unconditional	(11,224)	—
Reduction to offset within net contract asset due to recognition of revenue	1,017	—
Changes in estimate	1,659	—
Contract assets recognized since beginning of period, net of reclassification to receivables and changes in estimates	9,395	—
Changes to contract liabilities:
Amounts billed in advance of contract performance	—	4,921
Revenue recognized	—	(4,857)
Balance at September 30, 2022	$9,412	$2,372

The following table disaggregates revenue by timing of revenue recognition:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Point in time	$15,565	$14,361	$51,851	$45,947
Over time	6,024	3,876	14,084	7,110
Total	$21,589	$18,237	$65,935	$53,057

The Company’s payment terms for manufacturing revenue and development services are typically 30 to 45 days. Profit-sharing revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.

(11) Stock-based compensation

In October 2013, the Company established an equity incentive plan that has been subsequently amended and restated to become the 2018 Amended and Restated Equity Incentive Plan (the “A&R Plan”). At September 30, 2022, 288,667 shares were available for future grants under the A&R Plan. On December 1st of each year, pursuant to an “evergreen” provision of the A&R Plan, the number of shares available under the A&R Plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year.

Stock options

Stock options are exercisable generally for a period of ten years from the date of grant and generally vest over four years.

The following table presents information about the fair value of stock options granted:

	Nine months ended September 30,
	2022	2021
Weighted average grant date fair value	$1.02	$1.78
Assumptions used to determine fair value:
Range of expected option life	5.5 - 6.0 years	5.5 - 6.0 years
Expected volatility	79 - 81%	79 - 81%
Risk-free interest rate	1.5 - 4.0%	0.7 - 1.2%
Expected dividend yield	—	—

The intrinsic value of options exercised was negligible in the nine months ended September 30, 2022 and 2021.

The following table presents information about stock option balances and activity:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life
Balance, December 31, 2021	5,267,567	$6.47		5.7 years
Granted	3,984,673	1.49
Exercised	(220)	1.71
Exchanged	(668,009)	9.79
Forfeited or expired	(467,119)	4.21
Balance, September 30, 2022	8,116,892	3.88	$—	6.9 years
Exercisable	3,790,050	6.27	—	4.4 years

Included in the table above are 1,178,643 options outstanding as of September 30, 2022 that were granted outside the A&R Plan. The grants were made pursuant to the inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted stock units

Restricted stock units (“RSUs”) vest over six months to four years depending on the purpose of the award and sometimes include performance conditions in addition to service conditions. The fair value of RSUs on the date of grant is measured as the closing price of the Company's common stock on that date. The weighted average grant-date fair value of RSUs awarded to employees was $1.32 in the nine months ended September 30, 2022 and $3.49 in the nine months ended September 30, 2021. The fair value of RSUs vested was $774 in the nine months ended September 30, 2022 and $1,868 in the nine months ended September 30, 2021.

The following table presents information about recent RSU activity:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2021	990,065	$3.63
Granted	1,552,590	1.32
Exchanged	167,094	0.80
Vested	(506,015)	3.67
Forfeited	(58,068)	2.47
Balance, September 30, 2022	2,145,666	1.76

Included in the table above are 110,259 time-based RSUs outstanding at September 30, 2022 that were granted outside of the A&R Plan. The grants were made pursuant to the inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Other information

The following table presents the classification of stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cost of sales	$428	$706	$1,427	$3,081
Selling, general and administrative expenses	832	613	2,720	3,300
Total	$1,260	$1,319	$4,147	$6,381

As of September 30, 2022, there was $8,438 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 2.3 years.

On June 1, 2022, the Company issued an offer to certain employee optionholders (“Eligible Employees”), subject to specified conditions, to exchange and cancel certain options which met the defined eligibility requirements (“Eligible Options”) for a new RSU grant (“New RSUs”) (collectively known as the “Exchange Offer”). Pursuant to the Exchange Offer, 130 Eligible Employees elected to exchange Eligible Options, and the Company accepted for cancellation Eligible Options to purchase an aggregate of 668,009 shares of common stock, representing approximately 97% of the total shares of common stock underlying the Eligible Options. On July 1, 2022, promptly following the expiration of the Exchange Offer, the Company granted 167,094 New RSUs in exchange for the cancellation of the tendered Eligible Options. The New RSUs will vest in two equal annual installments.

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

The following table presents unaudited supplemental pro forma financial information for the three and nine months ended September 30, 2021 as if the IriSys acquisition had occurred on January 1, 2021:

	Three months ended September 30,	Nine months ended September 30,
	2021	2021
Revenue	$19,379	$61,043
Net income (loss)	(3,121)	(8,605)

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

Items measured at fair value on a recurring basis

Cash equivalents of $10,794 at September 30, 2022 and $15,247 at December 31, 2021 consisted entirely of money market mutual funds whose fair value were determined using Level 1 measurements.

Fair value disclosures

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of September 30, 2022, the financial assets and liabilities recorded on the consolidated balance sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses. The carrying values of these financial assets and liabilities approximate fair value due to their short-term nature.

The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of its debt, a level 2 measurement, approximated fair value at September 30, 2022 due to the recent issuances and amendment of those instruments and taking into consideration management's current evaluation of market conditions.

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

Undiscounted future lease payments for the two development leases, which were the only material noncancelable leases at September 30, 2022, were as follows:

Twelve months ended September 30,
2023	$1,158
2024	1,186
2025	1,189
2026	1,089
2027	1,120
Thereafter	3,966
Total lease payments	9,708
Less imputed interest	(3,955)
Total operating lease liabilities	$5,753

At September 30, 2022, the weighted average remaining lease term was 8.0 years, and the weighted average discount rate was 14.1%. Total lease cost was $368 and $1,341 for the three and nine months ended September 30, 2022, respectively, and $161 and $347 for the three and nine months ended September 30, 2021, respectively.

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
•
the extent to which inflation, global instability, including political instability and any resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities may disrupt our business operations or our financial condition or the financial condition of our customers and suppliers;
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

We currently manufacture the following key products with our key commercial partners: Ritalin LA, Focalin XR, Verelan PM, Verelan SR, Verapamil PM, Verapamil SR and Donnatal liquids and tablets, as well as supporting numerous development stage products.

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

We rely on third-party manufacturers to supply our manufacturing components, supplies and related materials, which in some instances are supplied from a single source. Prolonged disruptions in the supply of any of our third-party materials, difficulty implementing new sources of supply or significant price increases could have an adverse effect on our results. While the impact of COVID-19 has lessened in many ways, we are experiencing a higher level of residual supply chain disruptions that we are actively managing to meet our fourth quarter 2022 production timelines and that may constrain our ability to capture additional growth opportunities, beyond our established projections, from customers who would otherwise want to increase their safety stock of the products that we produce.

We also continue to closely monitor economic developments related to COVID-19 and other diseases and geopolitical conflicts, such as the conflict between Russia and Ukraine, which continue to have adverse effects on the U.S. and global markets.

We anticipate a general slowdown in clinical development activity as a result of clinical failures and/or a lack of adequate funding to go forward, which may cause a reduction in the number of business development opportunities that we will be able to pursue during the remainder of 2022. We also expect to face continuing inflationary pressures on raw materials, labor and logistics during 2022. Finally, we were impacted by higher interest rates on our LIBOR-based term loan borrowings during the third quarter and expect to be further impacted during the fourth quarter of 2022.

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

Results of operations

Comparison of third quarters 2022 and 2021

	Three months ended September 30,
(in millions)	2022	2021
Revenue	$21.6	$18.2
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	16.1	13.2
Selling, general and administrative	5.1	4.6
Amortization of intangible assets	0.2	0.1
Total operating expenses	21.4	17.9
Operating income	0.2	0.3
Interest expense	(3.5)	(3.8)
Net loss	$(3.3)	$(3.5)

Revenue. The increase of $3.4 million was primarily driven by an increase in European Ritalin LA demand from our new customer InfectoPharm, revenue resulting from the acquisition of IriSys, as well as higher revenues from our clinical trial materials business. These increases were partially offset by declining revenues from Lannett’s commercial sales of Verapamil PM products compared to the prior year.

Cost of sales. The increase of $2.9 million was primarily due to costs associated with operating the San Diego facility acquired from IriSys and increased costs tied to the increased manufacturing revenue during the quarter. In addition, in 2021, we received certain employment incentive tax credits that were not repeated in 2022 resulting in increased expense in 2022. These increases were partially offset by the reallocation of expenses reflecting the post-acquisition organizational structure. Prior to October 1, 2021, these employees supported our plant operations and were classified in cost of sales.

Selling, general and administrative. The increase of $0.5 million was primarily related to increased personnel costs tied to the reallocation of expenses reflecting the post-acquisition organizational structure (see cost of sales above) and integration costs associated with the IriSys integration.

Amortization of intangible assets. The increase of $0.1 million was the result of recognizing a full period of amortization on the acquired intangible assets of IriSys during the third quarter of 2022 as compared to a partial period in third quarter 2021.

Interest expense. The decrease of $0.3 million was primarily due to increased capitalized interest and the extension of the maturity date of our term loans, which deferred some of the non-cash amortization of financing expenses to future periods. These decreases were partially offset by an increase in the variable LIBOR component of interest on our term loans.

Comparison of nine months ended 2022 and 2021

	Nine months ended September 30,
(in millions)	2022	2021
Revenue	$65.9	$53.1
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	49.6	39.8
Selling, general and administrative	15.9	13.1
Amortization of intangible assets	0.7	0.9
Total operating expenses	66.2	53.8
Operating loss	(0.3)	(0.7)
Interest expense	(10.4)	(11.7)
Gain on extinguishment of debt	—	3.4
Net loss	$(10.7)	$(9.0)

Revenue. The increase of $12.8 million was primarily driven by revenue resulting from the acquisition of IriSys as well as higher revenues from our clinical trial materials business. In addition, there was an increase in European Ritalin LA demand from our new customer InfectoPharm as well as an increase in revenue from our largest commercial customer Teva, correlated with pull through in demand resulting from market share gains against the sole competitor for the Verapamil SR products. The increase in revenue was partially offset by a decline in revenue from Lannett’s commercial sales of the Verapamil PM products.

Cost of sales. The increase of $9.8 million was primarily due to the acquisition of the San Diego facility and certain 2021 employment incentive tax credits that were not repeated in 2022 resulting in increased expense in 2022. These increases were partially offset by the reallocation of expenses reflecting the post-acquisition organizational structure. Prior to October 1, 2021, these employees supported our plant operations and were classified in cost of sales.

Selling, general and administrative. The increase of $2.8 million was primarily related to increased personnel costs tied to the reallocation of expenses and integration costs associated with the IriSys integration. These increases were offset by lower IriSys acquisition expenses and lower stock-based compensation expense.

Amortization of intangible assets. The decrease of $0.2 million was the result of the amortization of CDMO royalties and contract manufacturing relationships acquired in 2015 ending on April 10, 2021 partially offset by the amortization related to the acquisition of IriSys for acquired customer relationships, backlog and trademarks and trade names.

Interest expense. The decrease of $1.3 million was primarily due to the extension of the maturity date of our term loans, which deferred some of the non-cash amortization of financing expenses to future periods, and increased capitalized interest. These decreases were partially offset by a full period of interest on the debt portion of the IriSys acquisition purchase price and an increase in the variable LIBOR component of interest on our term loans.

Gain on extinguishment of debt. In June 2021, the promissory note with PNC Bank under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020, or the PPP Note, and all accrued interest thereon was forgiven.

Liquidity and capital resources

At September 30, 2022, we had $11.6 million in cash and cash equivalents.

Since our inception, we have financed our operations and capital expenditures primarily from results of operations and the issuance of equity and debt. During the first nine months of 2022, our capital expenditures were $5.6 million to scale and support our expansion of capabilities.

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

We are also party to an amended common stock purchase agreement with Aspire Capital Fund LLC, or Aspire Capital. The amended agreement provides that, upon the terms and subject to the conditions and limitations set forth in the agreement, Aspire Capital is committed to purchase, at our sole election, up to an aggregate value of $41.2 million in shares of common stock. As of September 30, 2022, there is availability to issue up to $30.0 million or 6,199,299 shares of common stock under the 2019 Common Stock Purchase Agreement.

In September 2022, we signed a sales and purchase agreement to sell approximately 121 acres of land adjacent to our Gainesville, Georgia manufacturing campus for expected proceeds of $9.1 million, which we intend to use to repay outstanding term loan indebtedness. The land sale is expected to close in the second half of 2023. Until closing, the sale of the land is subject to customary closing conditions for transactions of this type, including completion of title and environmental due diligence and receipt of certain zoning approvals and permits.

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

Sources and uses of cash

	Nine months ended September 30,
(amounts in millions)	2022	2021
Net cash (used in) provided by:
Operating activities	$(5.6)	$6.4
Investing activities	(5.6)	(26.8)
Financing activities	(2.4)	20.1
Total	$(13.6)	$(0.3)

Net cash used in operating activities in 2022 changed from net cash provided from operating activities during 2021, a decrease of $12.0 million. The decrease was primarily due to changes in operating assets and liabilities. These included (i) a $4.5 million change in accrued payroll due to limited cash bonuses paid in 2021 and the timing of month-end payroll payments; (ii) a $3.4 million change in inventory balances due to timing of production and customer orders; (iii) a $1.4 million change in accounts receivable due to the later timing of customer payments in 2022; and (iv) an additional $2.2 million interest payment that fell in the first quarter of 2022 compared to 2021.

Net cash used in investing activities for each period includes capital expenditures to scale and support our expansion of capabilities and included $24.0 million paid to acquire IriSys in 2021. With the inclusion of IriSys, 2022 capital expenditures have increased as we continue to maintain our existing capabilities and support the growth of our clinical trials business and other new business acquired from IriSys. We completed a significant capital project during the third quarter of 2022 that has enhanced our sterile fill and finishing capabilities.

Net cash used in financing activities in 2022 changed from net cash provided by financing activities in 2021, a decrease of $22.5 million. The decrease was primarily due to the absence of significant activities that occurred in 2021; net proceeds from an issuance of common stock of $32.1 million were partially offset by debt repayments of $10.1 million and related financing cost payments of $1.4 million. That decrease was partially offset by a $2.0 million scheduled repayment of principal under the note with the former equity holder of IriSys.

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
•
the extent to which health epidemics and other outbreaks of communicable diseases, including the ongoing COVID-19 pandemic, could disrupt our operations or materially and adversely affect our business and financial conditions; and

•
the extent to which inflation, global instability, including political instability and any resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities may disrupt our business operations or financial condition or the financial condition of our customers and suppliers.

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

Contractual commitments

The table below reflects our contractual commitments as of September 30, 2022:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1):
Principal	$104.5	$2.0	$102.1	$0.1	$0.3
Interest	12.5	9.7	2.6	0.1	0.1
Purchase obligations (2)	12.4	11.8	0.6	—	—
Operating leases (3)	9.7	1.2	2.4	2.2	3.9
Other long-term liabilities (4)	—	—	—	—	—
Total	$139.1	$24.7	$107.7	$2.4	$4.3
(1)
Debt obligations consist of principal, an exit fee of 1% of that principal, and interest on $100.0 million of outstanding term loans under our credit facility with Athyrium, $4.1 million of notes issued to the former members of IriSys and another small loan. Because the Athyrium term loans bear interest at a variable rate based on LIBOR, we estimated future interest commitments utilizing the LIBOR rate as of September 30, 2022. In accordance with U.S. GAAP, the future interest obligations are not recorded on our consolidated balance sheet.
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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2022. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk factors.

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in our Annual Report. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our 2021 Annual Report, Quarterly Report for the quarter ended March 31, 2022 and Quarterly Report for the quarter ended June 30, 2022.

Item 2. Unregistered sales of equity securities and use of proceeds.

None.

Item 3. Defaults upon senior securities.

None.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other information.

None.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of filing
10.1	Amendment No. 3 to License and Supply Agreement, dated as of July 1, 2022 by and among Societal CDMO Gainesville LLC and Lannett Company, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 10, 2022
10.2

Purchase and Sale Agreement and Joint Escrow Instructions dated August 11, 2022, by and among Societal CDMO Gainesville, LLC, a Massachusetts limited liability company and Weekley Homes, LLC, a Delaware limited liability company.

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2022
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

SOCIETAL CDMO, INC.

Date: November 9, 2022	By:	/s/ J. David Enloe, Jr.
J. David Enloe, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)