Form 10-Q
period 2023-03-31
Societal CDMO, Inc.
filed 2023-05-10
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, there were 84,922,711 shares of common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,293	$14,995
Accounts receivable, net	15,229	15,950
Contract assets	8,604	8,724
Inventory	11,574	10,301
Prepaid expenses and other current assets	3,337	2,848
Assets held for sale	2,801	2,768
Total current assets	47,838	55,586
Property, plant and equipment, net	50,857	50,365
Operating lease asset	5,372	5,491
Intangible assets, net	2,744	2,928
Goodwill	41,077	41,077
Other assets	2,050	1,996
Total assets	$149,938	$157,443
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,392	$1,466
Current portion of debt	7,840	7,577
Current portion of operating lease liability	1,086	1,079
Accrued expenses and other current liabilities	8,213	12,686
Total current liabilities	19,531	22,808
Debt, net of current portion	30,462	30,967
Operating lease liability, net of current portion	4,482	4,584
Other liabilities	39,487	39,225
Total liabilities	93,962	97,584
Commitments and contingencies (note 7)
Shareholders’ equity:
Convertible preferred stock, $0.01 par value. 10,000,000 shares authorized, 450,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	4,332	4,350
Common stock, $0.01 par value. 95,000,000 shares authorized, 84,902,318 and 84,588,868 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	849	846
Additional paid-in capital	321,114	320,298
Accumulated deficit	(270,319)	(265,635)
Total shareholders’ equity	55,976	59,859
Total liabilities and shareholders’ equity	$149,938	$157,443

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(amounts in thousands, except share and per share data)	2023	2022
Revenue	$21,527	$21,194
Operating expenses:
Cost of sales	19,279	16,114
Selling, general and administrative	4,662	5,710
Amortization of intangible assets	184	221
Total operating expenses	24,125	22,045
Operating loss	(2,598)	(851)
Interest expense	(2,145)	(3,418)
Interest income	131	5
Loss before income taxes	(4,612)	(4,264)
Income tax expense	72	—
Net loss	$(4,684)	$(4,264)

Loss per share, basic and diluted	$(0.06)	$(0.08)

Weighted average shares outstanding, basic and diluted	84,799,670	56,351,178

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity or Deficit

(Unaudited)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, December 31, 2022	450,000	$4,350	84,588,868	$846	$320,298	$(265,635)	$59,859
Issuance of stock, net of costs	—	(18)	—	—	(18)	—	(36)
Stock-based compensation expense	—	—	—	—	1,044	—	1,044
Vesting of restricted stock units, net	—	—	313,450	3	(210)	—	(207)
Net loss	—	—	—	—	—	(4,684)	(4,684)
Balance, March 31, 2023	450,000	$4,332	84,902,318	$849	$321,114	$(270,319)	$55,976

Balance, December 31, 2021	—	$—	46,681,453	$467	$287,351	$(245,754)	$42,064
Issuance of stock, net of costs	—	—	9,302,718	93	(109)	—	(16)
Stock-based compensation expense	—	—	—	—	1,479	—	1,479
Exercise of stock options, net	—	—	220	—	—		—
Vesting of restricted stock units, net	—	—	487,695	5	(106)	—	(101)
Net loss	—	—	—	—	—	(4,264)	(4,264)
Balance, March 31, 2022	—	$—	56,472,086	$565	$288,615	$(250,018)	$39,162

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(amounts in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(4,684)	$(4,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,044	1,479
Non-cash interest expense	314	1,257
Depreciation expense	1,905	1,792
Amortization of intangible assets	184	221
Deferred income tax expense	72	—
Changes in operating assets and liabilities:
Accounts receivable	721	(2,211)
Contract assets	120	(369)
Inventory	(1,273)	(553)
Prepaid expenses and other assets	(416)	1,134
Accrued interest	(22)	(2,274)
Accounts payable, accrued expenses and other liabilities	(818)	(4,292)
Net cash used in operating activities	(2,853)	(8,080)
Cash flows from investing activities:
Purchases of property and equipment	(3,376)	(1,708)
Net cash used in investing activities	(3,376)	(1,708)
Cash flows from financing activities:
Payment of costs for issuance of stock	(553)	(16)
Payment of debt principal	(461)	—
Payment of financing costs	(1,252)	(36)
Net payments related to vesting of restricted stock units	(207)	(101)
Net cash used in financing activities	(2,473)	(153)
Net decrease in cash and cash equivalents	(8,702)	(9,941)
Cash and cash equivalents, beginning of period	14,995	25,217
Cash and cash equivalents, end of period	$6,293	$15,276
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,144	$4,676
Purchases of property, plant and equipment included in accrued expenses and accounts payable	405	774
Deferred financing costs included in accounts payable and accrued expenses	240	—
Offering costs included in accounts payable and accrued expenses	10	—

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

The Company has incurred net losses since inception and has an accumulated deficit of $270,319 as of March 31, 2023, which is primarily related to the activities of its former research and development business, which was spun-out in 2019. The Company’s future operations are highly dependent on the profitability of its development and manufacturing operations. Management believes that it is probable that the Company will be able to meet its obligations as they become due within at least one year after the date financial statements included herein are issued.

(2) Summary of significant accounting principles

Basis of presentation and principles of consolidation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. In accordance with Securities and Exchange Commission’s (“SEC”) rules for interim financial statements, certain information required by U.S. GAAP may be condensed or omitted. The Company’s consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying consolidated financial statements include all normal and recurring adjustments (which consist primarily of accruals, estimates and assumptions that impact the financial statements) considered necessary to present fairly the Company’s results for the interim periods. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The Company has determined that it operates in a single segment.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Contingencies

The Company’s business exposes it to various contingencies including compliance with regulations, legal exposures and other matters. Loss contingencies are reflected in the financial statements based on management’s assessments of their expected outcome or resolution:

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

Revenue recognition

The Company generates revenues from manufacturing, packaging and development and related services for multiple pharmaceutical companies.

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

Profit-sharing

In addition to manufacturing and packaging revenue, certain customers who use our technologies are subject to agreements that provide us intellectual property sales-based profit-sharing and/or royalties consideration, collectively referred to as profit-sharing, computed on the net product sales of the commercial partner. Profit-sharing revenues are generally recognized under the terms of the applicable license, development and/or supply agreement. The Company has determined that, in its arrangements, the license for intellectual property is not the predominant item to which the profit-sharing relates, so the Company recognizes revenue upon transfer of control of the manufactured product. In these cases, significant judgment is required to calculate the estimated variable consideration from such profit-sharing using the expected value method based on historical commercial partner pricing and deductions. Estimated variable consideration is partially constrained due to the uncertainty of price adjustments made by the Company’s commercial partners, which are outside of the Company’s control. Factors causing price adjustments by the Company’s commercial partners include increased competition in the products’ markets, mix of volume between the commercial partners’ customers, and changes in government pricing.

Development

Development revenue includes services associated with formulation, process development, clinical trial materials services, as well as custom development of manufacturing processes and analytical methods for a customer’s non-clinical, clinical and commercial products. Such revenues are recognized at a point in time or over time depending on the nature and particular facts and circumstances associated with the contract terms.

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

The Company’s accounts receivable balances are primarily concentrated among three customers, with balances in the aggregate accounting for 86% of the balance as of March 31, 2023. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on the Company’s results of operations and financial condition.

The Company is dependent on its relationships with a small number of commercial partners. The Company’s three largest customers generated 84% of revenues for the three months ended March 31, 2023, and 78% of its revenues for the three months ended March 31, 2022.

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

In assessing the realizability of net deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. A full valuation allowance was recorded as of March 31, 2023 and December 31, 2022.

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

The following table presents the potentially dilutive securities that were excluded from the computations of diluted loss per share:

	Three months ended March 31,
	2023	2022
Restricted stock units	1,054,173	739,148
Stock options	6,348,587	6,860,892
Warrants	402,126	348,664

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(3) Inventory

The following table presents the components of inventory:

	March 31, 2023	December 31, 2022
Raw materials	$6,504	$4,318
Work in process	3,826	3,689
Finished goods	1,244	2,294
Inventory	$11,574	$10,301

(4) Intangible assets, net

The following table presents the components of other intangible assets:

	March 31, 2023			December 31, 2022
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$18,900	$16,309	$2,591	$18,900	$16,188	$2,712
Backlog	460	307	153	460	261	199
Trademarks and tradenames	310	310	—	310	293	17
Total	$19,670	$16,926	$2,744	$19,670	$16,742	$2,928

The following table presents estimated future amortization of other intangible assets:

Twelve months ending March 31,
2023	$670
2024	455
2025	486
2026	486
2027	486
Thereafter	161
Total	$2,744

(5) Property, plant and equipment, net

The following table presents the components of property, plant and equipment:

	March 31, 2023	December 31, 2022
Land	$604	$604
Building and improvements	22,781	22,751
Furniture, office and computer equipment	6,573	6,388
Manufacturing equipment	59,332	58,039
Construction in process	7,913	7,024
Property, plant and equipment, gross	97,203	94,806
Less: accumulated depreciation	(46,346)	(44,441)
Property, plant and equipment, net	$50,857	$50,365

Interest expense capitalized to construction in process was $206 and $268 for the three months ended March 31, 2023 and 2022, respectively.

In September 2022, the Company signed a sales and purchase agreement to sell approximately 121 acres of land adjacent to its Gainesville, Georgia manufacturing campus for expected proceeds of $9,075. The land was determined to be held for sale at September 30, 2022 and reclassified at cost to other current assets with a carrying value of $2,659. Selling costs of $142 have also been capitalized into the asset. The sale of the land is subject to customary closing conditions for transactions of this type, including completion of title and environmental due diligence and receipt of certain zoning approvals and permits, which remained to be satisfied at March 31, 2023.

(6) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Accrued transaction costs	$2,046	$3,653
Contract liabilities (see note 11)	1,757	2,211
Payroll and related costs	1,576	4,276
Property, plant and equipment	247	934
Professional and consulting fees	213	356
Accrued interest	205	227
Other	2,169	1,029
Total	$8,213	$12,686

Accrued transaction costs include costs incurred related to the refinancing completed in December 2022 which included the sale and subsequent leaseback of the Company’s commercial manufacturing campus located in Gainesville, Georgia (see note 9), the issuance of common and preferred stock, a borrowing of $36,900 under a new term loan with Royal Bank of Canada (see note 8) and a one-time cash transaction bonus to certain executive officers and employees.

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

On July 2, 2022, a product liability lawsuit was filed against the Company and various other defendants in the State Court of Cobb County, Georgia that claimed injuries and damages caused by Plaintiff Jakob Cuble’s alleged ingestion of, among other things, Focalin XR. The complaint sought compensatory and punitive damages. On April 14, 2023, Plaintiff's counsel withdrew the case.

Purchase commitments

As of March 31, 2023, the Company had outstanding cancelable and non-cancelable purchase commitments in the aggregate amount of $9,933 related to inventory, capital expenditures and other goods and services.

Employment agreements and certain other contingencies

The Company has entered into employment agreements with each of its executive officers that provide for, among other things, severance commitments of up to $1,393 should the Company terminate the executive officers for convenience or if certain events occur following a change in control. In addition, the Company is subject to other contingencies of up to $3,944 in the aggregate if certain events occur following a change in control.

(8) Debt

The following table presents the components and classification of debt:

	March 31, 2023	December 31, 2022
Debt principal:
Term loan under Credit Agreement	$36,439	$36,900
Note with former equity holder of IriSys	4,078	4,078
Other	339	339
Debt principal	40,856	41,317
Debt adjustments:
Unamortized deferred issuance costs	(2,325)	(2,476)
Unamortized original discount	(229)	(297)
Carrying value of debt	$38,302	$38,544

Current portion of debt	$7,840	$7,577
Debt, net of current portion	30,462	30,967
Carrying value of debt	$38,302	$38,544

The following table presents the future maturity of debt principal:

Twelve months ending March 31,
2024	$7,840
2025	5,060
2026	27,673
2027	41
2028	49
Thereafter	193
Total debt principal	$40,856

Term loan under Credit Agreement

The Company is currently party to a credit agreement (as amended from time to time, the “Credit Agreement”) with Royal Bank of Canada. The Credit Agreement has been fully drawn in the form of a term loan of $36,900. The outstanding principal amount will be repaid in quarterly amounts totaling $2,076, $2,998 and $1,845 during the twelve months ending March 31, 2024, 2025 and 2026, respectively. The final payment of all remaining outstanding principal is due on December 16, 2025. If the Company completes a sale of certain real property by December 14, 2023 and makes the $10,000 principal repayment disclosed below, the quarterly principal payments will be reduced proportionately to the reduction in principal.

Subject to certain exceptions, the Company is required to make mandatory prepayments with the cash proceeds received in respect of asset sales, extraordinary receipts and debt issuances, upon a change of control and specified other events. Additionally, the Company is obligated to repay $10,000 of principal by December 14, 2023, upon the sale of certain real property adjacent to its Gainesville, Georgia manufacturing campus (see note 5). If that property is not sold by December 14, 2023, the Company will be required to pay a fee of $369 and increase each of its quarterly principal payments by $231 until that property is sold and the $10,000 principal payment is made. Because the Company concluded that the sale of the property is probable as of March 31, 2023, an additional $3,726 of debt principal has been presented as current, representing the carrying value of the current asset held for sale plus the $925 excess of the principal payment over the expected proceeds from the asset.

The Credit Agreement also includes certain financial covenants that the Company will need to satisfy on a quarterly basis, including: (i) maintaining a net leverage ratio less than 3.75:1.00, stepping down to 2.75:1.00 at the end of 2023; (ii) maintaining a fixed charge coverage ratio greater than 1.15:1.00; and (iii) maintaining no less than $4,000 cash and cash equivalents on hand, stepping up to $5,000 by the end of 2024. As of March 31, 2023, the Company was in compliance with its covenants under the Credit Agreement.

The Credit Agreement was amended in March 2023 to clarify the terms and definitions of the aforementioned financial covenants.

In connection with the Credit Agreement, the Company has paid financing costs. These costs are being recognized in interest expense using the effective interest method over the term of the Credit Agreement, resulting in non-cash interest expense of $236 for the three months ended March 31, 2023.

The Credit Agreement bears interest at a floating rate equal to the three-month term Secured Overnight Financing Rate, or SOFR, with an initial floor of 1.00%, plus an applicable margin that is equal to 4.50% per annum for the first year, 5.00% for the second year and 5.50% for the third year, with quarterly interest payments due until maturity. At March 31, 2023, the overall effective interest rate, including cash paid for interest and non-cash interest expense, was 12.1%.

Historical term loans with Athyrium

The Company was previously party to a credit agreement with Athyrium Opportunities III Acquisition LP (“Athyrium Credit Agreement”). The Athyrium Credit Agreement included $100,000 of term loans at an interest rate equal to the three-month LIBOR rate plus 8.25% per annum.

The Athyrium Credit Agreement was amended numerous times with the Company paying financing costs and accreting an exit fee. These costs were recognized in interest expense using the effective interest method, resulting in non-cash interest expense of $1,137 for the three months ended March 31, 2022. The Company repaid the term loans in full using the proceeds from the new Credit Agreement, the sale-leaseback transaction (see note 9) and the issuance of preferred and common stock (see note 10) in December 2022.

Note with former equity holder of IriSys

In connection with the acquisition of IriSys, LLC (“IriSys”), the Company issued a subordinated promissory note to a former equity holder of IriSys in the aggregate principal amount of $6,117 (the “Note”). The Note is unsecured, has a three-year term, and bears interest at a rate of 6% per annum. The Note must be repaid in three equal annual installments through its maturity date, August 13, 2024. The Note may be prepaid in whole or in part at any time prior to the maturity date. The Note is expressly subordinated in right of payment and priority to the term loan under the Credit Agreement.

The Note was initially recognized at fair value as part of the consideration paid for the acquisition of IriSys, resulting in an original discount recognized of $877 that is being recognized as interest expense using the effective interest method over the term of the Note. At March 31, 2023, the overall effective interest rate, including the amortization of the original discount, was 13.0%.

The Company has accrued interest of $154 through March 31, 2023 that will become payable to the former equity holder of IriSys on August 13, 2023.

(9) Other liabilities

At March 31, 2023, other liabilities include a sale-leaseback liability of $38,382 and other liabilities of $1,105.

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

The Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the assets were not derecognized, and the selling price was recorded as a financial liability. As of March 31, 2023, the Company has recognized a liability of $38,382, that is net of $847 of deferred financing costs. The Company will recognize interest expense at a 10.95% imputed rate of interest over a term of 20 years. The deferred financing costs will also be amortized and recognized as interest expense using the effective interest method over the term of the lease. The gross liability balance will increase through 2034, at which point it will decrease through the end of lease term on December 31, 2042.

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

Warrants

At March 31, 2023, warrants to purchase 402,126 shares of common stock were outstanding. The warrants were originally issued to Athyrium in connection with the Athyrium Credit Agreement, are equity-classified, exercisable at $1.50 per share and expire in November 2024.

(11) Revenue recognition

The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities
Balance at December 31, 2022	$8,724	$(2,211)
Changes to the beginning balance arising from:
Reclassification to receivables as the result of rights to consideration becoming unconditional	(6,519)	—
Reclassification to revenue as the result of performance obligations satisfied	344	1,237
Changes in estimate	768	—
Net change to contract balance recognized since beginning of period due to recognition of revenue, amounts billed and changes in estimate	5,287	(783)
Balance at March 31, 2023	$8,604	$(1,757)

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

The following table disaggregates revenue by timing of revenue recognition:

	Three months ended March 31,
	2023	2022
Point in time	$16,813	$16,880
Over time	4,714	4,314
Total	$21,527	$21,194

The Company’s payment terms for manufacturing revenue and development services are typically 30 to 45 days. Profit-sharing revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.

(12) Stock-based compensation

In October 2013, the Company established an equity incentive plan that has been subsequently amended and restated to become the 2018 Amended and Restated Equity Incentive Plan (the “A&R Plan”). At March 31, 2023, a total of 4,411,012 shares were available for future grants under the A&R Plan. On December 1st of each year, pursuant to an “evergreen” provision of the A&R Plan, the number of shares available under the A&R Plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year.

Stock options

Stock options are exercisable generally for a period of ten years from the date of grant and generally vest over four years.

The following table presents information about the fair value of stock options granted:

	Three months ended March 31,
	2023	2022
Weighted average grant date fair value	$0.84	$1.16
Assumptions used to determine fair value:
Range of expected option life	6.0 years	6.0 years
Expected volatility	80%	79%
Risk-free interest rate	3.6%	1.5 - 2.4%
Expected dividend yield	—	—

No options were exercised in the three months ended March 31, 2023. The intrinsic value of options exercised was negligible in the three months ended March 31, 2022.

The following table presents information about stock option balances and activity:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life
Balance, December 31, 2022	8,050,337	$3.89		6.6 years
Granted	135,060	1.19
Forfeited or expired	(1,337,589)	7.65
Balance, March 31, 2023	6,847,808	3.10	$—	7.6 years
Exercisable	3,100,519	4.83	—	6.2 years

Included in the table above are 1,023,264 options outstanding as of March 31, 2023 that were granted outside the A&R Plan. The grants were made pursuant to the inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

The table above does not include 1,455,906 options that were granted during the period as they are subject to shareholders approving an increase in the number of authorized shares of common stock at the Company's 2023 annual meeting of shareholders, subject to continued service with the Company.

Restricted stock units

Restricted stock units (“RSUs”) vest over six months to four years depending on the purpose of the award and sometimes include performance conditions in addition to service conditions. The fair value of RSUs on the date of grant is measured as the closing price of the Company’s common stock on that date. The weighted average grant-date fair value of RSUs awarded to employees was $1.66 in the three months ended March 31, 2022. The fair value of RSUs vested was $682 and $414 in the three months ended March 31, 2023 and 2022, respectively.

The following table presents information about recent RSU activity:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2022	2,061,866	$1.71
Granted	—	—
Vested	(498,982)	2.31
Forfeited	(2,738)	8.32
Balance, March 31, 2023	1,560,146	4.28

Included in the table above are 77,256 time-based RSUs outstanding at March 31, 2023 that were granted outside of the A&R Plan. The grants were made pursuant to the inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

The table above does not include 1,793,262 time-based RSUs and 358,060 performance-based RSUs that were granted during the period as they are subject to shareholders approving an increase in the number of authorized shares of common stock at the Company's 2023 annual meeting of shareholders, subject to continued service with the Company.

Other information

The following table presents the classification of stock-based compensation expense:

	Three months ended March 31,
	2023	2022
Cost of sales	$407	$403
Selling, general and administrative expenses	637	1,076
Total	$1,044	$1,479

As of March 31, 2023, there was $6,066 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 1.9 years.

(13) Income taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

The provision for income taxes was $72 for the three months ended March 31, 2023 and the effective tax rate was approximately (2)% for the same period. There was no provision for income taxes for the three months ended March 31, 2022. The change in effective tax rate was due to the utilization of all net operating loss carryforwards without limitations during 2022 in connection with the sale-leaseback transaction (see note 9).

(14) Fair value of financial instruments

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

Items measured at fair value on a recurring basis

Cash equivalents of $5,394 at March 31, 2023 and $6,034 at December 31, 2022 consisted entirely of money market mutual funds whose fair value were determined using Level 1 measurements.

Fair value disclosures

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of March 31, 2023, the financial assets and liabilities recorded on the consolidated balance sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses. The carrying values of these financial assets and liabilities approximate fair value due to their short-term nature.

The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of its debt, a level 2 measurement, approximated fair value at March 31, 2023 due to the recent issuances of those instruments and taking into consideration management’s current evaluation of market conditions.

(15) Leases

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

Undiscounted future lease payments for the two development leases, which were the only material noncancelable leases at March 31, 2023, were as follows:

Twelve months ended March 31,
2024	$1,172
2025	1,201
2026	1,126
2027	1,104
2028	1,135
Thereafter	3,395
Total lease payments	9,133
Less imputed interest	(3,565)
Total operating lease liabilities	$5,568

At March 31, 2023, the weighted average remaining lease term was 7.5 years, and the weighted average discount rate was 14.1%. Total lease cost was $480 and $488 for the three months ended March 31, 2023 and 2022, respectively.

(16) Subsequent event

The Company is party to an amended License and Supply Agreement with Lannett Company, Inc. (“Lannett”). In May 2023, Lannett announced that it had entered into a restructuring support agreement with certain of its lenders and that it had commenced Chapter 11 cases and filed a prepackaged plan of reorganization in the United States Bankruptcy Court for the District of Delaware. As part of the announcement, Lannett stated that it will continue to operate in the ordinary course of business during the bankruptcy process and that the Chapter 11 cases and prepackaged plan of reorganization, which are subject to court approval, provide for vendors to be paid in the normal course of business for obligations incurred prior to and subsequent to the commenced bankruptcy. At this time, Lannett continues to perform under the terms of the amended License and Supply Agreement, which generated 17% of the Company’s revenue in the three months ended March 31, 2023, 19% of accounts receivable at March 31, 2023 (all of which were subsequently collected on May 8, 2023) and 27% of contract assets at March 31, 2023. As of March 31, 2023, no allowances for credit losses or other provisions for losses have been recognized based on Lannett’s stated intent to continue to operate in the ordinary course of business.

Item 2. Management’s discussion and analysis of financial condition and results of operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023, or Annual Report.

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
•
the extent to which health epidemics and other outbreaks of communicable diseases, inflation, geopolitical turmoil, social unrest, global instability, including political instability and any resulting sanctions, terrorism, or other acts of war, supply chain disruptions, trade restrictions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities may disrupt our business operations or our financial condition or the financial condition of our customers and suppliers, including our ability to initiate and continue relationships with manufacturers and third-party logistics providers;
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

•
our ability to comply with stringent U.S. and foreign government regulation in the manufacture of pharmaceutical products, including current Good Manufacturing Practice, or cGMP, compliance and U.S. Drug Enforcement Agency, or DEA, compliance and other relevant regulatory authorities applicable to our business; and
•
our ability to realize the expected benefits of the IriSys, LLC, or IriSys, acquisition.

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

We currently manufacture the following key products with our key commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM, Verapamil SR and Donnatal liquids and tablets. We also support numerous development stage products. During the first quarter of 2023, the FDA approved the Company as a manufacturer of a commercial tablet product. This FDA approval represents the first commercial tablet that Societal CDMO has been approved to manufacture, and the Company expects to begin commercial manufacturing of the product at its Gainesville, Georgia facilities later this year.

Our manufacturing and development capabilities include product development from formulation through clinical trial and commercial manufacturing, and specialized capabilities for solid oral dosage forms, with specialization in modified release technologies and facilities to handle high potent compounds and controlled substances, liposomes and nano/microparticles, topicals and oral liquids. In September 2022, Societal announced a new state-of-the-art, aseptic fill/finish and lyophilization suite in our San Diego facility to further our goal of offering end-to-end solutions to our clients. In addition to providing manufacturing capabilities, we offer our customers clinical trial support including over-encapsulation, comparator sourcing, packaging, labeling, storage and distribution. We have a bi-coastal footprint from which to better serve clients within the U.S., as well as globally. In a typical collaboration between us and our commercial partners, we continue to work with our partners to develop product candidates or new formulations of existing product candidates. We also typically exclusively manufacture and supply clinical and commercial supplies of these proprietary products and product candidates.

We use cash flow generated by our business primarily to fund the growth of our CDMO business and to make payments under our credit facility. We believe our business will continue to contribute cash to fund our growth, to make payments under our credit facility and for other general corporate purposes.

Global economic and supply conditions

Global economic conditions, logistics and supply chain issues continue to present obstacles to our business.

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

We also continue to closely monitor global economic developments and geopolitical conflicts, such as the conflict between Russia and Ukraine, which continue to have adverse effects on the U.S. and global markets and supply chain.

We continue to anticipate a general slowdown in clinical development activity as a result of clinical failures and/or a lack of adequate funding to go forward. We are making efforts to adapt to these market changes, including a reconfiguration of our business development team to be better positioned in the longer-term by focusing on account management roles and replacing lost positions in strategic focus areas. The anticipated slowdown and/or the reconfiguration may cause a reduction in the number of business development opportunities that we will be able to pursue in 2023. We also expect to face continuing inflationary pressures on raw materials, labor and logistics during 2023. Finally, we were impacted by higher variable base interest rates on our borrowings under credit agreements during the second half of 2022, and while we believe that we have been able to capture overall interest savings as a result of the December 2022 refinancing, we expect those improvements could be partially offset by that sustained variable base interest rate increases from 2022.

Financial overview

Revenues

We recognize three types of revenue: manufacturing, profit-sharing and development.

In May 2023, Lannett, which represented 16% of our revenue in 2022, commenced prepackaged Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware and entered into a restructuring support agreement with certain of its lenders. At this time, we do not know how our agreement with Lannett will be treated in the bankruptcy case or how Lannett's performance with sales of Verapamil PM will impact our economics going forward.

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

Profit-sharing

In addition to manufacturing revenue, certain customers who use our technologies are subject to agreements that provide us intellectual property sales-based profit-sharing and/or royalties consideration, collectively referred to as profit-sharing, computed on the net product sales of the commercial partner. Profit-sharing revenues are generally recognized under the terms of the applicable license, development and/or supply agreement. We have determined, that in our arrangements, the license for intellectual property is not the predominant item to which the profit-sharing relates, so we recognize revenue upon transfer of control of the manufactured product. In these cases, significant judgment is required to calculate the estimated variable consideration from such profit-sharing using the expected value method based on historical commercial partner pricing and deductions. Estimated variable consideration is partially constrained due to the uncertainty of price adjustments made by our commercial partners, which are outside of our control. Factors causing price adjustments by our commercial partners include increased competition in the products’ markets, mix of volume between the commercial partners’ customers, and changes in government pricing.

Development

Development revenue includes services associated with formulation, process development, clinical trial materials services, as well as custom development of manufacturing processes and analytical methods for a customer’s non-clinical, clinical and commercial products. Such revenues are recognized at a point in time or over time depending on the nature and particular facts and circumstances associated with the contract terms.

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

Cost of sales and selling, general and administrative expenses

Cost of sales consists of inventory costs, including production wages, material costs and overhead, and other costs related to the recognition of revenue. Selling, general and administrative expenses consist of salaries and related costs for administrative, public company costs, business development personnel as well as legal, patent-related expenses and consulting fees. Public company costs include compliance, auditing services, tax services, insurance and investor relations.

Amortization of intangible assets

We are recognizing amortization expense related to acquired customer relationships, backlog and trademarks and trade names on a straight-line basis over estimated useful lives of 7.0, 2.4, and 1.5 years, respectively.

Interest expense

Interest expense for the current period presented primarily relates to our new term loan borrowing with Royal Bank of Canada of $36.9 million and the other liability related to the sale and leaseback of our commercial manufacturing campus in Gainesville, Georgia for gross proceeds of $39.0 million. Interest expense for the prior period presented primarily relates to the $100.0 million senior secured term loans with Athyrium Opportunities III Acquisition LP and the amortization of related financing costs.

As a result of these changes, interest expense was lower in the first quarter of 2023 and will continue to be lower in future periods due to the lower amount of aggregate principal and lower variable interest margins as compared to the Athyrium borrowings.

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

Results of operations

Comparison of three months ended 2023 and 2022

	Three months ended March 31,
(in millions)	2023	2022
Revenue	$21.5	$21.2
Operating expenses:
Cost of sales	19.3	16.2
Selling, general and administrative	4.6	5.7
Amortization of intangible assets	0.2	0.2
Total operating expenses	24.1	22.1
Operating loss	(2.6)	(0.9)
Interest expense	(2.1)	(3.4)
Interest income	0.1	—
Loss before income taxes	(4.6)	(4.3)
Income tax expense	0.1	—
Net loss	$(4.7)	$(4.3)

Revenue. The increase of $0.3 million was primarily driven by an increase in revenue from the company’s largest commercial customer Teva, correlated with pull through in demand resulting from market share gains against the sole competitor for the Verapamil SR products, partially offset by lower revenues from product sales to Lannett due to timing of customer orders.

Cost of sales. The increase of $3.1 million was primarily due to mix of revenue and related cost absorption, including increased costs associated with the new aseptic fill/finish line as we expand capabilities and increased material costs.

Selling, general and administrative. The decrease of $1.1 million was primarily related to lower public company costs and administrative costs than the prior year.

Amortization of intangible assets. The amortization related to the acquisition of IriSys for acquired customer relationships, backlog and trademarks and trade names.

Interest expense. The decrease of $1.3 million was primarily due to a significantly reduced amount of aggregate principal and lower interest rates under the company's refinanced debt as compared to the borrowings outstanding during the period ended March 31, 2022.

Liquidity and capital resources

At March 31, 2023, we had $6.3 million in cash and cash equivalents.

Since our inception, we have financed our operations and capital expenditures primarily from results of operations, from the issuance of equity and debt, and recently, to a lesser extent, from real estate transactions. During the first quarter of 2023, our capital expenditures were $3.4 million to scale and support our expansion of capabilities.

We are currently party to a credit agreement with Royal Bank of Canada, or the Credit Agreement, for a term loan with a principal amount of $36.9 million. The outstanding principal amount will be repaid in quarterly amounts totaling $2.1 million, $3.0 million and $1.8 million during the twelve months ending March 31, 2024, 2025 and 2026, respectively. The final payment of all remaining outstanding principal is due on December 16, 2025. If the Company completes a sale of certain real property by December 14, 2023, and makes the $10.0 million principal repayment disclosed below, the quarterly principal payments will be reduced proportionately to the reduction in principal.

Subject to certain exceptions, we are required to make mandatory prepayments with the cash proceeds received in respect of asset sales, extraordinary receipts and debt issuances, upon a change of control and specified other events. Additionally, we are obligated to repay $10.0 million of principal by December 14, 2023, upon the sale of certain real property adjacent to our Gainesville, Georgia manufacturing campus. If that property is not sold by December 14, 2023, we will be required to pay a fee of $0.4 million and increase each of our quarterly principal payments by $0.2 million until that property is sold and the $10,000 principal payment is made.

The Credit Agreement also includes certain financial covenants that the Company will need to satisfy on a quarterly basis, including: (i) maintaining a net leverage ratio less than 3.75:1.00, stepping down to 2.75:1.00 at the end of 2023; (ii) maintaining a fixed charge coverage ratio greater than 1.15:1.00; and (iii) maintaining no less than $4.0 million cash and cash equivalents on hand, stepping up to $5.0 million by the end of 2024.

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

We may require additional financing or choose to refinance certain of these instruments, which could include strategic development, licensing activities and/or marketing arrangements, public or private sales of equity or debt securities or debt refinancing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition or results of operations. If and until we are able to obtain shareholder approval to increase the number of shares of common stock authorized under our articles of incorporation, we will be limited in the number of additional shares we will be able to issue in future periods. Further, our ability to access capital market or otherwise raise capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide, including as a result of diseases, geopolitical conflicts, recent liquidity constraints or failures and instability in U.S. and international financial banking systems on the global financial markets. Additional debt or equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants that restrict our ability to operate our business or to access capital, and may further restrict dividend payments.

Sources and uses of cash

	Three months ended March 31,
(amounts in millions)	2023	2022
Net cash used in:
Operating activities	$(2.9)	$(8.1)
Investing activities	(3.4)	(1.7)
Financing activities	(2.5)	(0.1)
Total	$(8.8)	$(9.9)

Cash flows from operating activities represents our net loss as adjusted for stock-based compensation expense, non-cash interest expense, depreciation expense, amortization of intangible assets and deferred income tax expense as well as changes in operating assets and liabilities. The $5.2 million decrease in cash flows used for operating activities in 2023 compared to 2022 was primarily due to favorable working capital changes, partially offset by a decrease in earnings exclusive of non-cash items.

Net cash used in investing activities for each period includes capital expenditures to scale and support our expansion of capabilities.

Net cash used in financing activities increased $2.4 million primarily due to debt repayments of $0.5 million and payments of $1.8 million related to the December 2022 debt refinancing.

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
•
the costs of maintaining, enforcing and defending intellectual property claims; and
•
the extent to which health epidemics and other outbreaks of communicable diseases, inflation, global instability, including political instability and any resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities may disrupt our business operations or financial condition or the financial condition of our customers and suppliers.

We may use existing cash and cash equivalents on hand, additional debt, equity financing, sale of real-estate or other assets or out-licensing revenue or a combination thereof to fund our operations or acquisitions. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If and until we are able to obtain shareholder approval to increase the number of shares of common stock authorized under our articles of incorporation, we will be limited in the number of additional shares we will be able to issue in future periods. If we do issue additional equity in future periods, our shareholders may experience dilution. This dilution may be significant depending upon the amount of equity or debt securities that we issue and the prices at which we issue any securities.

Contractual commitments

The table below reflects our contractual commitments as of March 31, 2023:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1):
Principal	$40.8	$7.8	$32.7	$0.1	$0.2
Interest	9.2	3.5	5.6	0.1	—
Purchase obligations (2)	9.9	9.5	0.4	—	—
Operating leases (3)	9.1	1.2	2.3	2.2	3.4
Other long-term liabilities (4)(5)	93.6	3.5	7.4	7.9	74.8
Total	$162.6	$25.5	$48.4	$10.3	$78.4
(1)
Debt obligations consist of principal and interest on $36.4 million of an outstanding term loan under our credit facility with Royal Bank of Canada, $4.1 million of notes issued to the former members of IriSys and a small finance lease. Because the Royal Bank of Canada term loan bears interest at a variable rate based on SOFR, we estimated future interest commitments utilizing the SOFR rate as of March 31, 2023. In accordance with U.S. GAAP, the future interest obligations are not recorded on our consolidated balance sheet.
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

(5)
We have entered into employment agreements with each of our executive officers that provide for, among other things, severance commitments of up to $1.4 million should we terminate the executive officers for convenience or if certain events occur following a change in control. In addition, we would be subject to other contingencies of up to $3.9 million in the aggregate if certain events occur following a change in control. Because these obligations are contingent, the amounts are not included in the table above.

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are dependent on a small number of commercial partners, with our four largest customers (Teva Pharmaceutical Industries, Inc., or Teva, Novartis Pharma AG, or Novartis, Lannett Company, Inc., or Lannett, and InfectoPharm Arzneimittel und Consilium GmbH, or InfectoPharm) having generated 77% of our revenues for the year ended December 31, 2022, of which Teva generated 34%, Novartis generated 18%, Lannett generated 16%, and InfectoPharm generated 9%. In May 2023, Lannett commenced prepackaged Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware and entered into a restructuring support agreement with certain of its lenders. At this time, we do not know how our agreement with Lannett will be treated in the bankruptcy case, how our relationship with Lannett will be impacted going forward, and whether Lannett will continue to be able to satisfy its payment and other obligations to the Company. In addition, Novartis has provided us notice it intends to assign our agreement to Sandoz, its generic division, as part of the public spin-off of Sandoz. Such developments with Lannett and Novartis, as well as any increases in competition in the market, pricing adjustments, significantly reduced purchasing volume or financial difficulties (for example, the Lannett bankruptcy) with any one or more of our key commercial partners could adversely affect our revenue.

Our profit sharing, royalty, and manufacturing revenues also depend on the ability of our commercial partners to effectively market and sell their products to their customers. A commercial partner may choose to devote its efforts to its other products or reduce or fail to devote the necessary resources to provide effective sales and marketing support for the products we manufacture and supply. Furthermore, the acquisition of or change in strategy by one of our customers could impact projects we are currently working on or planning to work on in the future. Our commercial partners face competition from other pharmaceutical companies for sales of products to end users. Competition from sellers of generic drugs is a major challenge for our commercial partners, and the loss or expiration of intellectual property rights for the products we manufacture can have a significant adverse effect on their sales volume and price. Our commercial partners have also experienced difficulties in recent years as the pharmaceutical industry was impacted by the COVID-19 pandemic, labor shortages, supply chain shortages, inflationary pressures and geopolitical turmoil. Similar pressures could lead a partner to discontinue a product, make pricing changes or change ordering patterns. In addition, as pharmaceutical product pricing faces scrutiny by governments, legislative bodies and enforcement agencies, our commercial partners may lower their prices or adopt cost-savings measures which could be passed on to us or otherwise impact our profit-sharing revenues. Further, any commercial partner may divest the product we manufacture for them in whole or in certain markets, which may involve termination of our contract with such partner or the assignment of such contract to a new partner who may not be as effective at selling or commercializing such product. Pricing changes and any significant reduction, delay or cancellation of orders from our commercial partners could adversely affect our revenues.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, in March 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, in March 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership, and in May 2023, First Republic was swept into receivership and its assets were sold to JPMorgan Chase. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Item 2. Unregistered sales of equity securities and use of proceeds.

None.

Item 3. Defaults upon senior securities.

None.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other information.

On May 9, 2023, our Board approved and adopted the Fifth Amended and Restated Bylaws, or the Amended Bylaws. The amendments address matters relating to Rule 14a-19 under the Exchange Act, or the Universal Proxy Rules, providing, among other things, that:

•
a shareholder delivering a notice of nomination must include a representation that it intends to solicit proxies from shareholders representing at least 67% of the voting power of shares entitled to vote on the election of directors;
•
a shareholder delivering a notice of nomination must certify to the Company in writing that it has complied with the Universal Proxy Rules requirements;
•
the Company may disqualify a shareholder’s nomination if such stockholder fails to satisfy the Universal Proxy Rules requirements;
•
a shareholder providing notice pursuant to the Company’s advance notice bylaws must inform the Company if the shareholder no longer plans to solicit proxies in accordance with the Universal Proxy Rules; and
•
the shareholder will use a proxy card color other than white, which is reserved for the exclusive use of the Board.

The above description of the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Fifth Amended and Restated Bylaws, which is filed as Exhibit 3.1 hereto and incorporated herein by reference.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of filing
3.1	Fifth Amended and Restated Bylaws of Societal CDMO, Inc.	Filed herewith
4.1	Common Stock Purchase Warrant in favor of OTA LLC (as assigned by Athyrium)	Filed herewith
10.1	First Amendment to Credit Agreement dated as of April 4, 2023, by Societal CDMO, Inc. in favor of Royal Bank of Canada	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer	Filed herewith
32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIETAL CDMO, INC.

Date: May 10, 2023	By:	/s/ J. David Enloe, Jr.
J. David Enloe, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)