Form 10-Q
period 2023-06-30
Societal CDMO, Inc.
filed 2023-08-14
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were 90,127,280 shares of common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,703	$14,995
Accounts receivable, net	15,522	15,950
Contract assets	7,747	8,724
Inventory	12,859	10,301
Prepaid expenses and other current assets	2,988	2,848
Assets held for sale	2,802	2,768
Total current assets	46,621	55,586
Property, plant and equipment, net	51,212	50,365
Operating lease asset	5,254	5,491
Intangible assets, net	2,576	2,928
Goodwill	41,077	41,077
Other assets	1,996	1,996
Total assets	$148,736	$157,443
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,929	$1,466
Current portion of debt	7,148	7,577
Current portion of operating lease liability	1,093	1,079
Accrued expenses and other current liabilities	7,137	12,686
Total current liabilities	19,307	22,808
Debt, net of current portion	31,010	30,967
Operating lease liability, net of current portion	4,381	4,584
Other liabilities	39,720	39,225
Total liabilities	94,418	97,584
Commitments and contingencies (note 7)
Shareholders’ equity:
Convertible preferred stock, $0.01 par value. 10,000,000 shares authorized, 0 and 450,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	4,350
Common stock, $0.01 par value. 185,000,000 shares authorized, 90,046,925 and 84,588,868 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	900	846
Additional paid-in capital	326,949	320,298
Accumulated deficit	(273,531)	(265,635)
Total shareholders’ equity	54,318	59,859
Total liabilities and shareholders’ equity	$148,736	$157,443

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(amounts in thousands, except share and per share data)	2023	2022	2023	2022
Revenue	$21,799	$23,152	$43,326	$44,346
Operating expenses:
Cost of sales	17,327	17,470	36,606	33,584
Selling, general and administrative	5,272	5,160	9,934	10,870
Amortization of intangible assets	168	220	352	441
Total operating expenses	22,767	22,850	46,892	44,895
Operating (loss) income	(968)	302	(3,566)	(549)
Interest expense	(2,314)	(3,430)	(4,459)	(6,848)
Interest income	109	9	240	14
Loss before income taxes	(3,173)	(3,119)	(7,785)	(7,383)
Income tax expense	39	—	111	—
Net loss	$(3,212)	$(3,119)	$(7,896)	$(7,383)

Loss per share, basic and diluted	$(0.04)	$(0.06)	$(0.09)	$(0.13)

Weighted average shares outstanding, basic and diluted	87,330,496	56,598,706	86,072,074	56,475,626

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity or Deficit

(Unaudited)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, December 31, 2022	450,000	$4,350	84,588,868	$846	$320,298	$(265,635)	$59,859
Issuance of stock, net of costs	—	(18)	—	—	(18)	—	(36)
Stock-based compensation expense	—	—	—	—	1,044	—	1,044
Vesting of restricted stock units, net	—	—	313,450	3	(210)	—	(207)
Net loss	—	—	—	—	—	(4,684)	(4,684)
Balance, March 31, 2023	450,000	$4,332	84,902,318	$849	$321,114	$(270,319)	$55,976
Conversion of preferred stock	(450,000)	(4,332)	4,500,000	45	4,287	—	—
Stock-based compensation expense	—	—	—	—	1,593	—	1,593
Vesting of restricted stock units, net	—	—	644,607	6	(45)	—	(39)
Net loss	—	—	—	—	—	(3,212)	(3,212)
Balance, June 30, 2023	—	$—	90,046,925	$900	$326,949	$(273,531)	$54,318

Balance, December 31, 2021	—	$—	46,681,453	$467	$287,351	$(245,754)	$42,064
Issuance of stock, net of costs	—	—	9,302,718	93	(109)	—	(16)
Stock-based compensation expense	—	—	—	—	1,479	—	1,479
Exercise of stock options, net	—	—	220	—	—		—
Vesting of restricted stock units, net	—	—	487,695	5	(106)	—	(101)
Net loss	—	—	—	—	—	(4,264)	(4,264)
Balance, March 31, 2022	—	$—	56,472,086	$565	$288,615	$(250,018)	$39,162
Issuance of common stock, net of costs	—	—	—	—	(113)	—	(113)
Stock-based compensation expense	—	—	—	—	1,408	—	1,408
Vesting of restricted stock units, net	—	—	172,477	1	(10)	—	(9)
Net loss	—	—	—	—	—	(3,119)	(3,119)
Balance, June 30, 2022	—	$—	56,644,563	$566	$289,900	$(253,137)	$37,329

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(amounts in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(7,896)	$(7,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,637	2,887
Non-cash interest expense	624	2,530
Depreciation expense	3,938	3,594
Amortization of intangible assets	352	441
Deferred income tax expense	98	—
Changes in operating assets and liabilities:
Accounts receivable	428	(4,611)
Contract assets	977	(794)
Inventory	(2,558)	551
Prepaid expenses and other assets	125	884
Accrued interest	83	(2,182)
Accounts payable, accrued expenses and other liabilities	(436)	(2,028)
Net cash used in operating activities	(1,628)	(6,111)
Cash flows from investing activities:
Purchases of property and equipment	(5,517)	(3,306)
Net cash used in investing activities	(5,517)	(3,306)
Cash flows from financing activities:
Payment of costs for issuance of stock	(563)	(129)
Payment of debt principal	(922)	—
Payment of financing costs	(1,416)	(80)
Net payments related to vesting of restricted stock units	(246)	(110)
Net cash used in financing activities	(3,147)	(319)
Net decrease in cash and cash equivalents	(10,292)	(9,736)
Cash and cash equivalents, beginning of period	14,995	25,217
Cash and cash equivalents, end of period	$4,703	$15,481
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,888	$7,015
Purchases of property, plant and equipment included in accrued expenses and accounts payable	652	582
Deferred financing costs included in accounts payable and accrued expenses	81	—

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

Liquidity and capital resources

The Company has incurred net losses since inception, including net losses for the three and six months ended June 30, 2023, and has an accumulated deficit of $273,531 as of June 30, 2023. As of June 30, 2023, the Company’s cash and cash equivalents were $4,703. The Company’s future operations are highly dependent on the profitability of its development and manufacturing operations. Management concluded that substantial doubt about its ability to continue as a going concern was raised as of the date of the issuance of these financial statements. However, management concluded that actions taken to date as well as its plans alleviate the substantial doubt that was raised.

The Company’s credit agreement with Royal Bank of Canada contains certain financial and other covenants, including a minimum liquidity requirement applicable to certain quarter-ends of $4,000, and maximum leverage ratios, and includes limitations on, among other things, additional indebtedness, paying dividends in certain circumstances, acquisitions and certain investments. The credit agreement provides for certain mandatory prepayment events, including with respect to the proceeds of asset sales, extraordinary receipts, equity or debt issuances and other specified events, based on the terms of the credit agreement. Any failure to comply with the terms, covenants and conditions of the credit agreement or the debt agreements may result in an event of default under such agreements, which could have a material adverse effect on the business, financial condition and results of operations.

The pharmaceutical industry is experiencing a slowdown in clinical development activities resulting from reduced cash funding and other liquidity resources and the Company is experiencing higher rates of customer attrition and development program delays that caused management to revise its 2023 earnings and cash projections during the second quarter of 2023. As a result of these factors, management took actions to amend its debt agreements to align financial covenants and other terms of the indebtedness with its revised projections (see note 16). Absent these amendments, management would not have been able to conclude that it was probable of complying with the provisions of its debt agreements through August 14, 2024.

The Company believes that its results of operations will allow it to comply with the financial and other covenants and contractual requirements of the agreements for at least the next twelve months. The Company’s ability to comply is subject to the Company’s success in implementing certain cost control measures, reducing capital expenditures and managing working capital in order to improve its ongoing financial performance and its liquidity position.

The Company may extend and or supplement the actions it is taking if it continues to experience adverse conditions described above, among others, that might impact the forecasted performance. If the Company is unable to achieve the results required to comply with the terms of its credit agreement in one or more quarters over the next twelve months, the Company may be required to take specific actions in addition to those described above, including but not limited to, additional cost control measures, or alternatively, seeking an amendment or waiver from its lenders. Obtaining a waiver or an amendment is not within the Company’s control, and if unsuccessful, the lenders may exercise the rights available to them under the credit agreement.

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

Revenue recognition

The Company generates revenues from manufacturing, profit-sharing and development services for multiple pharmaceutical companies.

Manufacturing

Manufacturing, packaging and other related services revenue is recognized upon transfer of control of a product to a customer, generally upon shipment, based on a transaction price that reflects the consideration the Company expects to be entitled to as specified in the agreement with the commercial partner, which could include variable consideration such as pricing and volume-based adjustments.

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

The Company’s accounts receivable balances are primarily concentrated among three customers, with balances in the aggregate accounting for 78% of the balance as of June 30, 2023. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on the Company’s results of operations and financial condition.

The Company is dependent on its relationships with a small number of commercial partners. The Company’s three largest customers generated 66% and 76% of revenues for the three months ended June 30, 2023 and 2022, respectively, and 75% and 72% of its revenues for the six months ended June 30, 2023 and 2022, respectively.

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

In assessing the realizability of net deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. A full valuation allowance was recorded as of June 30, 2023 and December 31, 2022.

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

In a sale-leaseback transaction, the Company determines if it relinquished control of the assets to the buyer-lessor. If control is not relinquished, it does not derecognize the asset and does not apply the lease accounting model.

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

The following table presents the potentially dilutive securities that were excluded from the computations of diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Restricted stock units	3,367,297	1,576,166	2,883,887	1,514,461
Stock options	7,523,524	8,279,256	7,418,326	7,383,008
Warrants	402,126	348,664	402,126	348,664

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(3) Inventory

The following table presents the components of inventory:

	June 30, 2023	December 31, 2022
Raw materials	$6,199	$4,318
Work in process	2,741	3,689
Finished goods	3,919	2,294
Inventory	$12,859	$10,301

(4) Intangible assets, net

The following table presents the components of other intangible assets:

	June 30, 2023			December 31, 2022
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$18,900	$16,431	$2,469	$18,900	$16,188	$2,712
Backlog	460	353	107	460	261	199
Trademarks and tradenames	310	310	—	310	293	17
Total	$19,670	$17,094	$2,576	$19,670	$16,742	$2,928

The following table presents estimated future amortization of other intangible assets:

Twelve months ending June 30,
2024	$593
2025	486
2026	486
2027	486
2028	486
Thereafter	39
Total	$2,576

(5) Property, plant and equipment, net

The following table presents the components of property, plant and equipment:

	June 30, 2023	December 31, 2022
Land	$604	$604
Building and improvements	22,867	22,751
Furniture, office and computer equipment	6,789	6,388
Manufacturing equipment	63,846	58,039
Construction in process	5,485	7,024
Property, plant and equipment, gross	99,591	94,806
Less: accumulated depreciation	(48,379)	(44,441)
Property, plant and equipment, net	$51,212	$50,365

Interest expense capitalized to construction in process was $59 and $294 for the three months ended June 30, 2023 and 2022, respectively, and $266 and $563 for the six months ended June 30, 2023 and 2022, respectively.

The Company is party to a sale and purchase agreement to sell approximately 121 acres of land adjacent to its Gainesville, Georgia manufacturing campus for expected proceeds of $9,075. The cost of the land has been removed from property, plant and equipment, and together with cumulative closing costs of $143 through June 30, 2023, is currently presented as a held-for-sale asset of $2,802 within prepaid expenses and other current assets. The completion of the land sale is subject to customary closing conditions for transactions of this type, including completion of title and environmental due diligence and receipt of certain zoning approvals and permits, which remained to be satisfied at June 30, 2023.

(6) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Payroll and related costs	$2,902	$4,276
Contract liabilities (see note 11)	1,281	2,211
Accrued transaction costs	781	3,653
Property, plant and equipment	162	934
Other	2,011	1,612
Total	$7,137	$12,686

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

Purchase commitments

As of June 30, 2023, the Company had outstanding cancelable and non-cancelable purchase commitments in the aggregate amount of $7,992 related to inventory, capital expenditures and other goods and services.

Employment agreements and certain other contingencies

The Company has entered into employment agreements with each of its executive officers that provide for, among other things, severance commitments of up to $1,393 should the Company terminate the executive officers for convenience or if certain events occur following a change in control. In addition, the Company is subject to other contingencies of up to $4,597 in the aggregate if certain events occur following a change in control.

(8) Debt

The following table presents the components and classification of debt:

	June 30, 2023	December 31, 2022
Debt principal:
Term loan under Credit Agreement	$35,978	$36,900
Note with former equity holder of IriSys	4,078	4,078
Other	339	339
Debt principal	40,395	41,317
Debt adjustments:
Unamortized deferred issuance costs	(2,076)	(2,476)
Unamortized original discount	(161)	(297)
Carrying value of debt	$38,158	$38,544

Current portion of debt	$7,148	$7,577
Debt, net of current portion	31,010	30,967
Carrying value of debt	$38,158	$38,544

The following table presents the future maturity of debt principal:

Twelve months ending June 30,
2024	$7,148
2025	5,299
2026	27,675
2027	42
2028	51
Thereafter	180
Total debt principal	$40,395

Term loan under Credit Agreement

See note 16 for information about an amendment to the Credit Agreement that occurred subsequent to June 30, 2023.

The Company is currently party to a credit agreement (as amended from time to time, the “Credit Agreement”) with Royal Bank of Canada. The Credit Agreement has been fully drawn in the form of a term loan of $36,900. The outstanding principal amount will be repaid in quarterly amounts totaling $2,306, $3,229 and $923 during the twelve months ending June 30, 2024, 2025 and 2026, respectively. The final payment of all remaining outstanding principal is due on December 16, 2025.

Subject to certain exceptions, the Company is required to make mandatory prepayments with the cash proceeds received in respect of asset sales, certain equity sales, extraordinary receipts, debt issuances, upon a change of control and specified other events. Additionally, the Company is obligated by December 14, 2023 to complete the sale of certain real property adjacent to its Gainesville, Georgia manufacturing campus (see note 5). If that property is not sold by December 14, 2023, the Company will be required to pay a fee of $369 and increase each of its quarterly principal payments by $231 until that property is sold and any mandatory prepayment is made. Because the Company concluded that the sale of the property is probable as of June 30, 2023, an additional $2,802 of debt principal has been presented as current, representing the carrying value of the current asset held for sale.

The Credit Agreement also includes certain financial covenants that the Company will need to satisfy on a quarterly basis. As of June 30, 2023, the Company was in compliance with its covenants under the Credit Agreement.

In connection with the Credit Agreement, the Company has paid financing costs. These costs are being recognized in interest expense using the effective interest method over the term of the Credit Agreement, resulting in non-cash interest expense of $ 233 and $469 for the three and six months ended June 30, 2023, respectively.

The Credit Agreement bears interest at a floating rate equal to the three-month term Secured Overnight Financing Rate, or SOFR, with an initial floor of 1.00%, plus an applicable margin that is equal to 4.50% per annum for the first year, 5.00% for the second year and 5.50% for the third year, with quarterly interest payments due until maturity. At June 30, 2023, the overall effective interest rate, including cash paid for interest and non-cash interest expense, was 12.4%.

Historical term loans with Athyrium

The Company was previously party to a credit agreement with Athyrium Opportunities III Acquisition LP (“Athyrium Credit Agreement”). The Athyrium Credit Agreement included $100,000 of term loans at an interest rate equal to the three-month LIBOR rate plus 8.25% per annum.

During the term of Athyrium Credit Agreement, the Company paid financing costs and accreted an exit fee. These costs were recognized in interest expense using the effective interest method, resulting in non-cash interest expense of $1,151 and $1,618 for the three and six months ended June 30, 2022, respectively. The Company repaid the term loans in full using the proceeds from the new Credit Agreement, the sale-leaseback transaction (see note 9) and the issuance of preferred and common stock (see note 10) in December 2022.

Note with former equity holder of IriSys

See note 16 for information about an amendment to the Note that occurred subsequent to June 30, 2023.

In connection with the acquisition of IriSys, LLC (“IriSys”), the Company issued a subordinated promissory note to a former equity holder of IriSys in the aggregate principal amount of $6,117 (the “Note”). The Note is unsecured, has a three-year term, and bears interest at a rate of 6% per annum. The Note must be repaid in three equal installments through its maturity date, August 13, 2024. The Note may be prepaid in whole or in part at any time prior to the maturity date. The Note is expressly subordinated in right of payment and priority to the term loan under the Credit Agreement.

The Note was initially recognized at fair value as part of the consideration paid for the acquisition of IriSys, resulting in an original discount recognized of $877 that is being recognized as interest expense using the effective interest method over the term of the Note. At June 30, 2023, the overall effective interest rate, including the amortization of the original discount, was 13.0%.

(9) Other liabilities

At June 30, 2023, other liabilities include a sale-leaseback liability of $38,589 and other liabilities of $1,131.

Sale-leaseback liability

In December 2022, the Company concurrently entered into sale and lease agreements related to its commercial manufacturing campus in Gainesville, Georgia. The selling price was $39,000, of which $1,750 was placed as a lease deposit and classified within other assets, resulting in cash proceeds to the Company of $37,250 in 2022. The lease is for an initial term of 20 years with four renewal options of ten years each. Rent under the lease will be payable monthly at a rate of $3,510 per year, increasing annually by 3%, except for the first year where annual base rent will increase by the change in the consumer price index, not to exceed 5%, if greater. The Company is responsible for the payment of all operating expenses, property taxes and insurance for the property. Pursuant to the terms of the lease, the Company will have a purchase option every ten years and a right of first offer and a right of first refusal to purchase the property should the buyer-lessor intend to sell the property to a third party.

The Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the assets were not derecognized, and the selling price was recorded as a financial liability. As of June 30, 2023, the carrying value of the liability was $38,589, which is net of $838 of unamortized deferred financing costs. The Company will recognize interest expense at an approximately 11% imputed rate of interest over a term of 20 years that includes the amortization of the deferred financing costs over the term of the lease. The gross liability balance is scheduled to increase through 2034, at which point it will decrease through the end of lease term on December 31, 2042.

(10) Shareholders’ equity or deficit

Common stock

On May 17, 2023, the Company's shareholders approved an amendment to the articles of incorporation to increase the number of authorized shares of common stock from 95,000,000 to 185,000,000.

Convertible preferred stock

In December 2022, the Company issued 450,000 shares of Series A Convertible Preferred Stock for proceeds of $11.00 per share. Each share was convertible into ten shares of common stock automatically upon approval by the Company’s shareholders to increase the number of authorized shares of common stock. As of June 30, 2023, no preferred stock was issued or outstanding.

Warrants

See note 16 for information about warrants that were issued subsequent to June 30, 2023.

At June 30, 2023, warrants to purchase 402,126 shares of common stock were outstanding. The warrants were originally issued to Athyrium in connection with the Athyrium Credit Agreement, are equity-classified, exercisable at $1.50 per share and expire in November 2024.

(11) Revenue recognition

The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities
Balance at December 31, 2022	$8,724	$(2,211)
Changes to the beginning balance arising from:
Reclassification to receivables as the result of rights to consideration becoming unconditional	(9,625)	—
Reclassification to revenue as the result of performance obligations satisfied	688	1,579
Changes in estimate	1,579	—
Net change to contract balance recognized since beginning of period due to recognition of revenue, amounts billed and changes in estimate	6,381	(649)
Balance at June 30, 2023	$7,747	$(1,281)

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

The following table disaggregates revenue by timing of revenue recognition:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Point in time	$16,368	$19,406	$33,181	$36,286
Over time	5,431	3,746	10,145	8,060
Total	$21,799	$23,152	$43,326	$44,346

The Company’s payment terms for manufacturing revenue and development services are typically 30 to 45 days. Profit-sharing revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.

(12) Stock-based compensation

In October 2013, the Company established an equity incentive plan that has been subsequently amended and restated to become the 2018 Amended and Restated Equity Incentive Plan (the “A&R Plan”). At June 30, 2023, a total of 299,809 shares were available for future grants under the A&R Plan. On December 1st of each year, pursuant to an “evergreen” provision of the A&R Plan, the number of shares available under the A&R Plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year.

Stock options

Stock options are exercisable generally for a period of ten years from the date of grant and generally vest over four years.

The following table presents information about the fair value of stock options granted:

	Six months ended June 30,
	2023	2022
Weighted average grant date fair value	$0.96	$1.02
Assumptions used to determine fair value:
Range of expected option life	5.5 - 6.0 years	5.5 - 6.0 years
Expected volatility	79 - 83%	79 - 81%
Risk-free interest rate	3.5 - 4.1%	1.5 - 3.0%
Expected dividend yield	—	—

No options were exercised in the six months ended June 30, 2023. The intrinsic value of options exercised was negligible in the six months ended June 30, 2022.

The following table presents information about stock option balances and activity:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life
Balance, December 31, 2022	8,050,337	$3.89
Granted	1,813,879	1.35
Forfeited or expired	(1,470,052)	7.13
Balance, June 30, 2023	8,394,164	2.77	$10	7.7 years
Exercisable	4,291,287	3.81	—	6.5 years

Included in the table above are 1,043,949 options outstanding as of June 30, 2023 that were granted outside the A&R Plan. The grants were made pursuant to the inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted stock units

Restricted stock units (“RSUs”) vest over six months to four years depending on the purpose of the award and sometimes include performance conditions in addition to service conditions. The fair value of RSUs on the date of grant is measured as the closing price of the Company’s common stock on that date. The weighted average grant-date fair value of RSUs awarded to employees was $1.30 in the six months ended June 30, 2023 and $1.32 in the six months ended June 30, 2022. The fair value of RSUs vested was $1,183 and $719 in the six months ended June 30, 2023 and 2022, respectively.

The following table presents information about recent RSU activity:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2022	2,061,866	$1.71
Granted	2,640,762	1.30
Vested	(1,160,599)	1.53
Forfeited	(45,049)	2.37
Balance, June 30, 2023	3,496,980	2.69

Included in the table above are 73,506 time-based RSUs outstanding at June 30, 2023 that were granted outside of the A&R Plan. The grants were made pursuant to the inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Other information

The following table presents the classification of stock-based compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of sales	$588	$525	$995	$916
Selling, general and administrative expenses	1,005	883	1,642	1,971
Total	$1,593	$1,408	$2,637	$2,887

As of June 30, 2023, there was $9,358 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 2.6 years.

(13) Income taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

The provision for income taxes was $39 and $111 for the three and six months ended June 30, 2023, respectively. There was no provision for income taxes for the three or six months ended June 30, 2022. The change in effective tax rate to (1)% in the 2023 period from 0% in the prior periods was due to the utilization of all net operating loss carryforwards without limitations during 2022 in connection with the sale-leaseback transaction (see note 9).

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

Items measured at fair value on a recurring basis

Cash equivalents of $2,525 at June 30, 2023 and $6,034 at December 31, 2022 consisted entirely of money market mutual funds whose fair value were determined using Level 1 measurements.

Fair value disclosures

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of June 30, 2023, the financial assets and liabilities recorded on the consolidated balance sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses. The carrying values of these financial assets and liabilities approximate fair value due to their short-term nature.

The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of its debt, a level 2 measurement, approximated fair value at June 30, 2023 due to the recent issuances of those instruments and taking into consideration management’s current evaluation of market conditions.

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

Undiscounted future lease payments for the two development leases, which were the only material noncancelable leases at June 30, 2023, were as follows:

Twelve months ended June 30,
2024	$1,179
2025	1,208
2026	1,094
2027	1,112
2028	1,143
Thereafter	3,109
Total lease payments	8,845
Less imputed interest	(3,371)
Total operating lease liabilities	$5,474

At June 30, 2023, the weighted average remaining lease term was 7.3 years, and the weighted average discount rate was 14.1%. Total lease cost was $321 and $485 for the three months ended June 30, 2023 and 2022, respectively, and $801 and $973 for the six months ended June 30, 2023 and 2022, respectively.

(16) Subsequent events

Amendment to Seller Note

In August 2023, the Company and IriSys, Inc. (the “Seller”) entered into a First Amendment to Subordinated Promissory Note (the “Note Amendment”) pursuant to which the parties agreed to defer the due date of the payment due to the Seller on August 12, 2023 of $2,039 of principal, plus accrued interest, under the Subordinated Promissory Note to the earlier of (i) June 24, 2024; and (ii) the date on which the Company completes its previously announced sale of certain land at its Gainesville, Georgia location (see note 5). In addition, the Note Amendment provides that the Company will pay up to $1,000 of the deferred payment upon completion of certain financings. In consideration of Seller’s entry into the Note Amendment, the Company paid the Seller a $150 amendment fee, agreed to pay up to $50 of Seller’s legal fees in connection with the Note Amendment and issued the Seller a warrant to purchase 100,000 shares of the Company’s common stock, par value $0.01 per share at an exercise price of $1.00 with a term of three years.

Amendment to the RBC Credit Agreement

In August 2023, the Company amended its Credit Agreement with Royal Bank of Canada pursuant to a Second Amendment and Waiver to Credit Agreement (the “Credit Agreement Amendment”). Pursuant to the terms of the Credit Agreement Amendment: (i) the Company is obligated to make a $7,500 mandatory principal prepayment upon the sale of the Company’s real property located adjacent to its Gainesville, Georgia manufacturing campus (see note 5); (ii) effective for the fiscal quarter ending September 30, 2023 through the quarter ending March 31, 2024, the net leverage ratio is permitted to be no greater than 3.75:1.00, stepping down to 2.75:1.00 for each quarter thereafter; (iii) effective for the quarter ending September 30, 2023, the permitted fixed charge coverage ratio was decreased to 1.00:1.00, which increases to 1.05:1.00 for each quarter thereafter; (iv) the permitted quarterly minimum liquidity amount of $4,000 was extended through June 30, 2024, after which the quarterly minimum liquidity amount increases to $4,500 through September 30, 2024 and increases to $5,000 through September 30, 2025; (v) a new permitted monthly minimum liquidity amount was established applicable to all month-end dates, other than quarter-end dates, and equal to $1.5 million; and (vi) beginning with the quarter ending December 31, 2023, funded capital expenditures, as defined, cannot exceed $9,000 in the aggregate for the preceding twelve-month period. In connection with the amendment, the Company paid an amendment fee of $90.

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

•
our ability to maintain the listing of our common stock on the Nasdaq Capital Market;
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

We currently manufacture the following key products with our key commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM, Verapamil SR and Donnatal liquids and tablets. We also support numerous development stage products. During the first quarter of 2023, the FDA approved the Company as a manufacturer of a commercial tablet product. This FDA approval represents the first commercial tablet that Societal CDMO has been approved to manufacture, and the Company began commercial manufacturing of the product at its Gainesville, Georgia facilities in the middle of 2023.

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

We have begun to see the effects of a general slowdown in clinical development activity as a result of clinical failures and/or a lack of adequate funding to go forward. We are making efforts to adapt to these market changes, including a reconfiguration of our business development team to be better positioned in the longer-term by focusing on account management roles and replacing lost positions in strategic focus areas. The slowdown has caused us to experience reductions to our backlog during the first half of 2023. Going forward, the slowdown and/or the reconfiguration may cause us to experience additional reductions to our backlog and/or a reduction in the number of business development opportunities that we will be able to pursue or close in 2023.

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

As previously disclosed, in May 2023, Lannett, which represented 16% of our revenue in 2022, commenced prepackaged Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware and entered into a restructuring support agreement with certain of its lenders. On June 8, 2023, Lannett emerged from the Chapter 11 bankruptcy as a privately-held company under the ownership of its prepetition lenders. While our agreement with Lannett remains in place, at this time we do not know whether Lannett's performance with sales of Verapamil PM will be impacted by these events or might otherwise impact our economics going forward.

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

Cost of sales and selling, general and administrative expenses

Cost of sales consists of inventory costs, including production wages, material costs and overhead, and other costs related to the recognition of revenue. Selling, general and administrative expenses consist of salaries and related costs for administrative, public company and business development functions as well as legal fees, patent-related expenses and consulting fees. Public company costs include compliance, audit, tax, insurance and investor relations.

Amortization of intangible assets

We are recognizing amortization expense related to acquired customer relationships, backlog and trademarks and trade names on a straight-line basis over estimated useful lives of 7.0, 2.4, and 1.5 years, respectively.

Interest expense

Interest expense for the current period presented primarily relates to our new term loan borrowing with Royal Bank of Canada originally funded at $36.9 million and the financial liability related to the sale and leaseback of our commercial manufacturing campus in Gainesville, Georgia for gross proceeds of $39.0 million. Interest expense for the prior period presented primarily relates to the $100.0 million senior secured term loans with Athyrium Opportunities III Acquisition LP and the amortization of related financing costs.

As a result of these changes, interest expense was lower in the first half of 2023 and will continue to be lower in future periods due to the lower amount of aggregate principal and lower variable interest margins as compared to the Athyrium borrowings.

Net operating losses and tax carryforwards

As of December 31, 2022, we had federal net operating loss, or NOL, carry forwards of approximately $125.6 million, substantially all of which are subject to annual limitations following a December 2022 change in control and have an indefinite carry forward period. We also had $135.4 million of state NOL carry forwards available to offset future taxable income that will begin to expire at various dates beginning in 2028 if not utilized. We believe that it is more likely than not that our deferred income tax assets will not be realized, and as such, there is a full valuation allowance.

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

Results of operations

Comparison of second quarters 2023 and 2022

	Three months ended June 30,
(in millions)	2023	2022
Revenue	$21.8	$23.2
Operating expenses:
Cost of sales	17.3	17.5
Selling, general and administrative	5.3	5.2
Amortization of intangible assets	0.2	0.2
Total operating expenses	22.8	22.9
Operating (loss) income	(1.0)	0.3
Interest expense	(2.3)	(3.4)
Interest income	0.1	—
Loss before income taxes	(3.2)	(3.1)
Income tax expense	—	—
Net loss	$(3.2)	$(3.1)

Revenue. The decrease of $1.4 million was primarily driven by a decrease in revenue from our largest commercial customer, Teva, due to a scheduled shutdown of our packaging line to implement the upgrades required to comply with new serialization aggregation compliance standards. In addition, the manufacturing revenue associated with then new customer, InfectoPharm’s, inventory-build during the second quarter of 2022, was greater than the normalized quarterly revenue recorded in the second quarter of 2023. These reductions in revenue were partially offset by increased pre-commercial development revenues from our clinical trial materials and technology transfer projects.

Cost of sales. The decrease of $0.2 million was primarily due to lower commercial manufacturing revenue based on the timing of the serialization aggregation compliance project offset by higher fixed costs primarily to support the newly installed aseptic fill/finish line that has expanded our capabilities.

Selling, general and administrative. Selling, general and administrative expenses were relatively consistent for the periods presented.

Amortization of intangible assets. The amortization related to the acquisition of IriSys for acquired customer relationships, backlog and trademarks and trade names.

Interest expense. The decrease of $1.1 million was primarily due to a significantly reduced amount of aggregate principal and lower interest rates under the company's refinanced debt as compared to the borrowings outstanding during the period ended June 30, 2022.

Comparison of six months ended 2023 and 2022

	Six months ended June 30,
(in millions)	2023	2022
Revenue	$43.3	$44.3
Operating expenses:
Cost of sales	36.6	33.6
Selling, general and administrative	9.9	10.9
Amortization of intangible assets	0.4	0.4
Total operating expenses	46.9	44.9
Operating loss	(3.6)	(0.6)
Interest expense	(4.4)	(6.8)
Interest income	0.2	—
Loss before income taxes	(7.8)	(7.4)
Income tax expense	0.1	—
Net loss	$(7.9)	$(7.4)

Revenue. The decrease of $1.0 million was primarily driven by the decreases in revenues from Teva and InfectoPharm, which were partially offset by an increase in pre-commercial development revenues, as described above.

Cost of sales. The increase of $3.0 million was primarily due to mix of revenue and related fixed cost absorption, including increased costs associated with the new aseptic fill/finish line that has expanded our capabilities and increased material costs..

Selling, general and administrative. The decrease of $1.0 million was primarily related to lower public company costs and administrative costs than the prior year.

Amortization of intangible assets. The amortization related to the acquisition of IriSys for acquired customer relationships, backlog and trademarks and trade names.

Interest expense. The decrease of $2.4 million was primarily due to a significantly reduced amount of aggregate principal and lower interest rates under the company's refinanced debt as compared to the borrowings outstanding during the period ended June 30, 2022.

Liquidity and capital resources

At June 30, 2023, we had $4.7 million in cash and cash equivalents. Our credit agreement with Royal Bank of Canada, as amended, contains a quarterly minimum liquidity requirement of $4.0 million through June 30, 2024. Our ability to continue to comply with the minimum liquidity requirement is subject to our success in implementing certain cost control measures, reducing capital expenditures and managing working capital in order to improve our ongoing financial performance and our liquidity position.

Since our inception, we have financed our operations and capital expenditures primarily from results of operations, from the issuance of equity and debt, and recently, to a lesser extent, from real estate transactions. During the first half of 2023, our capital expenditures were $5.5 million to maintain, scale and support expansion of our capabilities.

See Part II, Item 5 for information about an amendment to the Credit Agreement that occurred subsequent to June 30, 2023.

We are currently party to a credit agreement with Royal Bank of Canada, or the Credit Agreement, for a term loan originally funded at $36.9 million. The principal is being repaid in quarterly amounts, including $2.3 million, $3.2 million and $0.9 million to be paid during the twelve months ending June 30, 2024, 2025 and 2026, respectively. The final payment of all remaining outstanding principal is due on December 16, 2025.

Subject to certain exceptions, we are required to make mandatory prepayments with the cash proceeds received in respect of asset sales, certain equity sales, extraordinary receipts, debt issuances, upon a change of control and specified other events. Additionally, we are obligated by December 14, 2023 to complete the sale of certain real property adjacent to our Gainesville, Georgia manufacturing campus. If that property is not sold by December 14, 2023, we will be required to pay a fee of $0.4 million and increase each of our quarterly principal payments by $0.2 million until that property is sold and any mandatory principal prepayment is made.

In September 2022, we signed a sales and purchase agreement to sell approximately 121 acres of land adjacent to our Gainesville, Georgia manufacturing campus for expected proceeds of $9.1 million, which we are obligated to use to repay outstanding balances on the Credit Agreement. The land sale is expected to close in the first half of 2024. Until closing, the sale of the land is subject to customary closing conditions for transactions of this type, including completion of title and environmental due diligence and receipt of certain zoning approvals and permits.

The pharmaceutical industry is experiencing a slowdown in clinical development activities resulting from reduced cash funding and other liquidity resources and we are experiencing higher rates of customer attrition and development program delays that caused us to revise our 2023 earnings and cash projections during the second quarter of 2023. As a result of these factors, we took actions to amend our debt agreements to align financial covenants and other terms of the indebtedness with our revised projections. Absent these amendments, we would not have been able to conclude that it was probable that we would comply with the provisions of our debt agreements through August 14, 2024.

We believe that our results of operations will allow us to comply with the financial and other covenants and contractual requirements of the agreements for at least the next twelve months. Our ability to comply is subject to our success in implementing certain cost control measures, reducing capital expenditures and managing working capital in order to improve our ongoing financial performance and our liquidity position.

We may extend and or supplement the actions we are taking if we continue to experience adverse conditions described above, among others, that might impact the forecasted performance. If we are unable to achieve the results required to comply with the terms of our credit agreement in one or more quarters over the next twelve months, we may be required to take specific actions in addition to those described above, including but not limited to, additional cost control measures, or alternatively, seeking an amendment or waiver from our lenders. Obtaining a waiver or an amendment is not within our control, and if unsuccessful, the lenders may exercise the rights available to them under the credit agreement.

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

Sources and uses of cash

	Six months ended June 30,
(amounts in millions)	2023	2022
Net cash used in:
Operating activities	$(1.6)	$(6.1)
Investing activities	(5.5)	(3.3)
Financing activities	(3.1)	(0.3)
Total	$(10.2)	$(9.7)

Cash flows from operating activities represents our net loss as adjusted for stock-based compensation expense, non-cash interest expense, depreciation expense, amortization of intangible assets and deferred income tax expense as well as changes in operating assets and liabilities. The $4.5 million decrease in cash flows used for operating activities in 2023 compared to 2022 was primarily due to favorable working capital changes, partially offset by a decrease in earnings exclusive of non-cash items.

Net cash used in investing activities for each period includes capital expenditures to scale and support our expansion of capabilities.

Net cash used in financing activities increased $2.8 million primarily due to debt repayments of $0.9 million and payments of $2.0 million related to the December 2022 debt refinancing.

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

We may use existing cash and cash equivalents on hand, additional debt, equity financing, sale of real-estate or other assets or out-licensing revenue or a combination thereof to fund our operations or acquisitions. If we increase our debt levels, we might be restricted in our ability to raise additional capital and might be subject to financial and restrictive covenants. If we issue additional equity in future periods, our shareholders may experience dilution. This dilution may be significant depending upon the amount of equity or debt securities that we issue and the prices at which we issue any securities.

Contractual commitments

The table below reflects our contractual commitments as of June 30, 2023:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1):
Principal	$40.4	$7.1	$33.0	$0.1	$0.2
Interest	8.3	3.5	4.7	0.1	—
Purchase obligations (2)	8.0	7.4	0.6	—	—
Operating leases (3)	8.9	1.2	2.3	2.3	3.1
Other long-term liabilities (4)(5)	92.8	3.6	7.5	7.9	73.8
Total	$158.4	$22.8	$48.1	$10.4	$77.1
(1)
Debt obligations consist of principal and interest on $36.0 million of an outstanding term loan under our credit facility with Royal Bank of Canada, $4.1 million of notes issued to the former members of IriSys and a small finance lease. Because the Royal Bank of Canada term loan bears interest at a variable rate based on SOFR, we estimated future interest commitments utilizing the SOFR rate as of June 30, 2023. In accordance with U.S. GAAP, the future interest obligations are not recorded on our consolidated balance sheet.

In August 2022, we amended our credit agreeement and note issued to the former members of IriSys, which resulted in no changes to the presentation of the table. See Part II, Item 5 of this Quarterly Report on Form 10-Q.

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
(5)
We have entered into employment agreements with each of our executive officers that provide for, among other things, severance commitments of up to $1.4 million should we terminate the executive officers for convenience or if certain events occur following a change in control. In addition, we would be subject to other contingencies of up to $4.6 million in the aggregate if certain events occur following a change in control. Because these obligations are contingent, the amounts are not included in the table above.

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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk factors.

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in our Annual Report. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report and Quarterly Report for the quarter ended March 31, 2023.

Our revenues are dependent on a small number of commercial partners, and the loss of any one of these partners, or a decline in their orders, may adversely affect our business.

We are dependent on a small number of commercial partners, with our four largest customers (Teva Pharmaceutical Industries, Inc., or Teva, Novartis Pharma AG, or Novartis, Lannett Company, Inc., or Lannett, and InfectoPharm Arzneimittel und Consilium GmbH, or InfectoPharm) having generated 77% of our revenues for the year ended December 31, 2022, of which Teva generated 34%, Novartis generated 18%, Lannett generated 16%, and InfectoPharm generated 9%. In May 2023, Lannett, which represented 16% of our revenue in 2022, commenced prepackaged Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware and entered into a restructuring support agreement with certain of its lenders. On June 8, 2023, Lannett emerged from the Chapter 11 bankruptcy as a privately-held company under the ownership of its prepetition lenders. While our agreement with Lannett remains in place, at this time we do not know whether Lannett's performance with sales of Verapamil PM post-bankruptcy will impact our economics going forward. In addition, Novartis has provided us notice it intends to assign our agreement to Sandoz, its generic division, as part of the public spin-off of Sandoz. Such developments with Lannett and Novartis, as well as any increases in competition in the market, pricing adjustments, significantly reduced purchasing volume or financial difficulties (for example, the Lannett bankruptcy) with any one or more of our key commercial partners could adversely affect our revenue.

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

We are currently listed on the Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

Although our common stock is currently listed on the Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. On May 23, 2023, we received a deficiency letter from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market LLC notifying us that, for the 30 consecutive business day period preceding the date of the letter, the closing bid price for our common stock was below the minimum $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Nasdaq deficiency letter only pertains to our stock price, and there are no other deficiencies related to our ongoing listing on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until November 20, 2023, to regain compliance with Rule 5550(a)(2). If at any time before November 20, 2023, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department will provide written confirmation that we have achieved compliance.

If we do not regain compliance with Rule 5550(a)(2) by November 20, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement.

The delisting of our common stock from the Nasdaq Capital Market may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely a result in a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders and may impair your ability to sell or purchase our common stock when you wish to do so:

•
the liquidity of our common stock;
•
the market price of our common stock;
•
our ability to obtain financing for the continuation of our operations;
•
the number of investors that will consider investing in our common stock;
•
the number of market makers in our common stock;
•
the availability of information concerning the trading prices and volume of our common stock; and
•
the number of broker-dealers willing to execute trades in shares of our common stock.

Further, if we were to be delisted from the Nasdaq Capital Market and we are unable to obtain listing on another national securities exchange, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the minimum bid price requirement would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the minimum bid price required for continued listing again, or prevent future non-compliance with Nasdaq’s listing requirements.

Item 2. Unregistered sales of equity securities and use of proceeds.

None.

Item 3. Defaults upon senior securities.

None.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other information.

Amendment to Seller Note

On August 13, 2023, the Company and IriSys, Inc. (the “Seller”) entered into a First Amendment to Subordinated Promissory Note (the “Note Amendment”) pursuant to which the parties agreed to defer the due date of the payment due to the Seller on August 13, 2023 of approximately $2.0 million of principal, plus accrued interest, under the Subordinated Promissory Note to the earlier of (i) June 24, 2024; and (ii) the date on which the Company completes its previously announced sale of certain land at its Gainesville, Georgia location. In addition, the Note Amendment provides that the Company will pay up to $1.0 million of the deferred payment upon completion of certain financings. In consideration of Seller’s entry into the Note Amendment, the Company paid the Seller a $150,000 amendment fee, agreed to pay up to $50,000 of Seller’s legal fees in connection with the Note Amendment and issued the Seller a warrant to purchase 100,000 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) at an exercise price of $1.00 with a term of three years (the “Warrant”).

Amendment to the RBC Credit Agreement

On August 13, 2023, the Company amended its Credit Agreement with Royal Bank of Canada pursuant to a Second Amendment and Waiver to Credit Agreement (the “Credit Agreement Amendment”). Pursuant to the terms of the Credit Agreement Amendment: (i) the Company is obligated to make a $7.5 million mandatory principal prepayment upon the sale of the Company’s real property located adjacent to its Gainesville, Georgia manufacturing campus; (ii) effective for the fiscal quarter ending September 30, 2023 through the quarter ending March 31, 2024, the net leverage ratio is permitted to be no greater than 3.75:1.00, stepping down to 2.75:1.00 for each quarter thereafter; (iii) effective for the quarter ending September 30, 2023, the permitted fixed charge coverage ratio was decreased to 1.00:1.00, which increases to 1.05:1.00 for each quarter thereafter; (iv) the permitted quarterly minimum liquidity amount of $4.0 million was extended through June 30, 2024, after which the quarterly minimum liquidity amount increases to $4.5 million through September 30, 2024, and increases to $5.0 million through September 30, 2025; (v) a new permitted monthly minimum liquidity amount was established applicable to all month-end dates, other than quarter-end dates, and equal to $1.5 million; and (vi) beginning with the quarter ending December 31, 2023, funded capital expenditures, as defined, cannot exceed $9.0 million in the aggregate for the preceding twelve-month period. In connection with the amendment, the Company paid an amendment fee of $90,000.

The foregoing description of the Note Amendment, the Credit Agreement Amendment and the Warrant does not purport to be complete and is qualified in its entirety by reference to the Note Amendment, the Amendment and the Warrant, copies of which are filed as Exhibits 10.1, 10.2 and 4.2 hereto and are hereby incorporated herein by reference.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of filing
4.1	Common Stock Purchase Warrant in favor of Warberg WF XI LP (as assigned by OTA LLC)	Filed herewith
4.2	Common Stock Purchase Warrant in favor of IriSys, Inc.	Filed herewith
10.1	First Amendment to Subordinated Promissory Note	Filed herewith
10.2	Second Amendment to Credit Agreement dated as of August 13, 2023, by Societal CDMO, Inc. in favor of Royal Bank of Canada	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer	Filed herewith
32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIETAL CDMO, INC.

Date: August 14, 2023	By:	/s/ J. David Enloe, Jr.
J. David Enloe, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)