Form 10-Q
period 2023-09-30
Societal CDMO, Inc.
filed 2023-11-08
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, there were 104,788,222 shares of common stock, par value $0.01 per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$8,156	$14,995
Accounts receivable, net	14,771	15,950
Contract assets	10,076	8,724
Inventory	12,279	10,301
Prepaid expenses and other current assets	1,688	2,848
Assets held for sale	2,815	2,768
Total current assets	49,785	55,586
Property, plant and equipment, net	51,132	50,365
Operating lease asset	5,132	5,491
Intangible assets, net	2,408	2,928
Goodwill	41,077	41,077
Other assets	1,996	1,996
Total assets	$151,530	$157,443
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,124	$1,466
Current portion of debt	9,891	7,577
Current portion of operating lease liability	1,099	1,079
Accrued expenses and other current liabilities	8,509	12,686
Total current liabilities	21,623	22,808
Debt, net of current portion	27,444	30,967
Operating lease liability, net of current portion	4,270	4,584
Other liabilities	39,936	39,225
Total liabilities	93,273	97,584
Commitments and contingencies (note 7)
Shareholders’ equity:
Convertible preferred stock, $0.01 par value. 10,000,000 shares authorized, 0 and 450,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	4,350
Common stock, $0.01 par value. 185,000,000 shares authorized, 104,777,745 and 84,588,868 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,048	846
Additional paid-in capital	335,332	320,298
Accumulated deficit	(278,123)	(265,635)
Total shareholders’ equity	58,257	59,859
Total liabilities and shareholders’ equity	$151,530	$157,443

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(amounts in thousands, except share and per share data)	2023	2022	2023	2022
Revenue	$23,590	$21,589	$66,916	$65,935
Operating expenses:
Cost of sales	19,870	16,055	56,476	49,639
Selling, general and administrative	5,309	5,075	15,243	15,945
Amortization of intangible assets	168	244	520	685
Total operating expenses	25,347	21,374	72,239	66,269
Operating (loss) income	(1,757)	215	(5,323)	(334)
Interest expense	(2,911)	(3,586)	(7,370)	(10,434)
Interest income	79	42	319	56
Loss before income taxes	(4,589)	(3,329)	(12,374)	(10,712)
Income tax expense	3	—	114	—
Net loss	$(4,592)	$(3,329)	$(12,488)	$(10,712)

Loss per share, basic and diluted	$(0.05)	$(0.06)	$(0.14)	$(0.19)

Weighted average shares outstanding, basic and diluted	100,637,342	56,666,473	92,021,938	56,539,941

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, December 31, 2022	450,000	$4,350	84,588,868	$846	$320,298	$(265,635)	$59,859
Issuance of stock, net of costs	—	(18)	—	—	(18)	—	(36)
Stock-based compensation expense	—	—	—	—	1,044	—	1,044
Vesting of restricted stock units, net	—	—	313,450	3	(210)	—	(207)
Net loss	—	—	—	—	—	(4,684)	(4,684)
Balance, March 31, 2023	450,000	4,332	84,902,318	849	321,114	(270,319)	55,976
Conversion of preferred stock	(450,000)	(4,332)	4,500,000	45	4,287	—	—
Stock-based compensation expense	—	—	—	—	1,593	—	1,593
Vesting of restricted stock units, net	—	—	644,607	6	(45)	—	(39)
Net loss	—	—	—	—	—	(3,212)	(3,212)
Balance, June 30, 2023	—	—	90,046,925	900	326,949	(273,531)	54,318
Issuance of common stock and warrants, net of costs	—	—	14,640,000	147	7,205	—	7,352
Issuance of warrants	—	—	—	—	37	—	37
Stock-based compensation expense	—	—	—	—	1,179	—	1,179
Vesting of restricted stock units, net	—	—	90,820	1	(38)	—	(37)
Net loss	—	—	—	—	—	(4,592)	(4,592)
Balance, September 30, 2023	—	$—	104,777,745	$1,048	$335,332	$(278,123)	$58,257

Balance, December 31, 2021	—	$—	46,681,453	$467	$287,351	$(245,754)	$42,064
Issuance of stock, net of costs	—	—	9,302,718	93	(109)	—	(16)
Stock-based compensation expense	—	—	—	—	1,479	—	1,479
Exercise of stock options, net	—	—	220	—	—		—
Vesting of restricted stock units, net	—	—	487,695	5	(106)	—	(101)
Net loss	—	—	—	—	—	(4,264)	(4,264)
Balance, March 31, 2022	—	—	56,472,086	565	288,615	(250,018)	39,162
Issuance of common stock, net of costs	—	—	—	—	(113)	—	(113)
Stock-based compensation expense	—	—	—	—	1,408	—	1,408
Vesting of restricted stock units, net	—	—	172,477	1	(10)	—	(9)
Net loss	—	—	—	—	—	(3,119)	(3,119)
Balance, June 30, 2022	—	—	56,644,563	566	289,900	(253,137)	37,329
Issuance of common stock, net of costs	—	—	—	—	(14)	—	(14)
Stock-based compensation expense	—	—	—	—	1,260	—	1,260
Vesting of restricted stock units, net	—	—	34,826	1	(13)	—	(12)
Net loss	—	—	—	—	—	(3,329)	(3,329)
Balance, September 30, 2022	—	$—	56,679,389	$567	$291,133	$(256,466)	$35,234

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(amounts in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(12,488)	$(10,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,816	4,147
Non-cash interest expense	1,215	3,778
Depreciation expense	6,043	5,516
Amortization of intangible assets	520	685
Deferred income tax expense	98	—
Changes in operating assets and liabilities:
Accounts receivable	1,179	(5,191)
Contract assets	(1,352)	(847)
Inventory	(1,978)	(497)
Prepaid expenses and other assets	1,453	1,221
Accrued interest	556	(2,473)
Accounts payable, accrued expenses and other liabilities	(1,594)	(1,265)
Net cash used in operating activities	(2,532)	(5,638)
Cash flows from investing activities:
Purchases of property and equipment	(7,503)	(5,615)
Net cash used in investing activities	(7,503)	(5,615)
Cash flows from financing activities:
Proceeds from issuance of stock, net of costs	7,040	(143)
Payment of debt principal	(1,384)	(2,039)
Payment of financing costs	(2,177)	(83)
Net payments related to vesting of restricted stock units	(283)	(122)
Net cash provided by (used in) financing activities	3,196	(2,387)
Net decrease in cash and cash equivalents	(6,839)	(13,640)
Cash and cash equivalents, beginning of period	14,995	25,217
Cash and cash equivalents, end of period	$8,156	$11,577
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,651	$10,081
Purchases of property, plant and equipment included in accrued expenses and accounts payable	691	919
Offering costs included in accounts payable and accrued expenses	251	—
Deferred financing costs included in accounts payable and accrued expenses	144	35
Fair value of warrants issued in connection with financing facility	37	—
Assets reclassified as held for sale	—	2,659

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

Liquidity and capital resources

The Company has incurred net losses since inception, including net losses for the three and nine months ended September 30, 2023, and has an accumulated deficit of $278,123 as of September 30, 2023. As of September 30, 2023, the Company’s cash and cash equivalents were $8,156.

In August 2023, the Company completed an underwritten public offering in which it raised net proceeds of $7,352 by issuing 14,640,000 shares of the Company’s common stock at a public offering price of $0.400 per share and pre-funded warrants to purchase up to 6,110,000 shares of the Company’s common stock.

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

The Company’s credit agreement with Royal Bank of Canada contains certain financial and other covenants, including quarterly and monthly minimum liquidity requirements, maximum net leverage ratios and minimum fixed charge coverage ratios (see note 8 for details), and includes limitations on, among other things, additional indebtedness, paying dividends in certain circumstances, acquisitions and certain investments. The credit agreement provides for certain mandatory prepayment events, including with respect to the proceeds of asset sales, extraordinary receipts, equity or debt issuances and other specified events, based on the terms of the credit agreement. Any failure to comply with the terms, covenants and conditions of the credit agreement or the debt agreements may result in an event of default under such agreements, which could have a material adverse effect on the business, financial condition and results of operations.

The pharmaceutical industry is experiencing a slowdown in clinical development activities resulting from reduced cash funding, and the Company is experiencing higher rates of customer attrition and development program delays that caused management to revise its 2023 earnings and cash projections when it released its second quarter 2023 results in August 2023. As a result of these factors, management took actions to amend its debt agreements in August 2023 to align financial covenants and other terms of the indebtedness with its revised projections.

The Company believes that its results of operations will allow it to comply with the amended financial and other covenants and contractual requirements of the agreements for at least the next twelve months. The Company’s ability to comply is subject to the Company’s success in implementing certain cost control measures, including the Company’s strategic reorganization which included a reduction in force, reducing capital expenditures and managing working capital in order to improve its ongoing financial performance and its liquidity position.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company manages its cash and cash equivalents based on established guidelines that balance safety and liquidity.

The Company’s accounts receivable balances are primarily concentrated among three customers, with balances in the aggregate accounting for 71% of the balance as of September 30, 2023. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on the Company’s results of operations and financial condition.

The Company is dependent on its relationships with a small number of commercial partners. The Company’s three largest customers generated 75% and 64% of revenues for the three months ended September 30, 2023 and 2022, respectively, and 75% and 69% of its revenues for the nine months ended September 30, 2023 and 2022, respectively.

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

In assessing the realizability of net deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. A full valuation allowance was recorded as of September 30, 2023 and December 31, 2022.

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

Income or loss per share

Basic income or loss per share is determined by dividing net income or loss (the numerator) by the weighted average common shares outstanding during the period (the denominator). The denominator includes the weighted average common stock equivalents for warrants priced at $0.0001, as the underlying common shares will be issued for little cash consideration and the conditions for the issuance of the underlying common shares are met when such warrants are issued.

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

The following table presents the potentially dilutive securities that were excluded from the computations of diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Restricted stock units	2,702,088	1,717,982	2,834,632	1,461,529
Stock options	8,320,590	8,020,457	7,402,889	7,331,963
Warrants	567,588	348,664	457,280	348,664

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(3) Inventory

The following table presents the components of inventory:

	September 30, 2023	December 31, 2022
Raw materials	$6,095	$4,318
Work in process	3,618	3,689
Finished goods	2,566	2,294
Inventory	$12,279	$10,301

(4) Intangible assets, net

The following table presents the components of other intangible assets:

	September 30, 2023			December 31, 2022
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$18,900	$16,553	$2,347	$18,900	$16,188	$2,712
Backlog	460	399	61	460	261	199
Trademarks and tradenames	310	310	—	310	293	17
Total	$19,670	$17,262	$2,408	$19,670	$16,742	$2,928

The following table presents estimated future amortization of other intangible assets:

Twelve months ending September 30,
2024	$547
2025	486
2026	486
2027	486
2028	403
Thereafter	—
Total	$2,408

(5) Property, plant and equipment, net

The following table presents the components of property, plant and equipment:

	September 30, 2023	December 31, 2022
Land	$604	$604
Building and improvements	22,867	22,751
Furniture, office and computer equipment	6,792	6,388
Manufacturing equipment	66,048	58,039
Construction in process	5,305	7,024
Property, plant and equipment, gross	101,616	94,806
Less: accumulated depreciation	(50,484)	(44,441)
Property, plant and equipment, net	$51,132	$50,365

Interest expense capitalized to construction in process was $137 and $419 for the three months ended September 30, 2023 and 2022, respectively, and $403 and $982 for the nine months ended September 30, 2023 and 2022, respectively.

The Company is party to a sale and purchase agreement to sell approximately 121 acres of land adjacent to its Gainesville, Georgia manufacturing campus for expected proceeds of $9,075. The cost of the land has been removed from property, plant and equipment, and together with cumulative closing costs of $156 through September 30, 2023, is currently presented as a held-for-sale asset of $2,815 within prepaid expenses and other current assets. The completion of the land sale is subject to customary closing conditions for transactions of this type, including completion of title and environmental due diligence and receipt of certain zoning approvals and permits, which remained to be satisfied at September 30, 2023.

(6) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Payroll and related costs	$3,595	$4,276
Contract liabilities (see note 11)	1,314	2,211
Professional and consulting fees	851	356
Accrued interest	783	227
Property, plant and equipment	513	934
Accrued transaction costs	50	3,653
Other	1,403	1,029
Total	$8,509	$12,686

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

In September 2023, the Company initiated a strategic reorganization, including a reduction in force of 26 then-current employees and nine open positions, and resulted in a charge of $1,059, of which $693 was recorded in cost of sales and $366 was recorded in selling, general and administrative, primarily related to severance and other related costs. As of September 30, 2023, $545 remains accrued and unpaid and is included in as part of payroll and related costs in the table above.

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

On July 2, 2022, a product liability lawsuit was filed against the Company and various other defendants in the State Court of Cobb County, Georgia that claimed injuries and damages caused by Plaintiff Jakob Cuble’s alleged ingestion of, among other things, Focalin XR. The complaint sought compensatory and punitive damages. On April 14, 2023, Plaintiff’s counsel withdrew the case.

Purchase commitments

As of September 30, 2023, the Company had outstanding cancelable and non-cancelable purchase commitments in the aggregate amount of $9,021 related to inventory, capital expenditures and other goods and services.

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

(8) Debt

The following table presents the components and classification of debt:

	September 30, 2023	December 31, 2022
Debt principal:
Term loan under Credit Agreement	$35,516	$36,900
Note with former equity holder of IriSys	4,078	4,078
Other	339	339
Debt principal	39,933	41,317
Debt adjustments:
Unamortized deferred issuance costs	(2,356)	(2,476)
Unamortized original discount	(242)	(297)
Carrying value of debt	$37,335	$38,544

Current portion of debt	$9,891	$7,577
Debt, net of current portion	27,444	30,967
Carrying value of debt	$37,335	$38,544

The following table presents the future maturity of debt principal:

Twelve months ending September 30,
2024	$9,891
2025	3,498
2026	26,281
2027	44
2028	53
Thereafter	166
Total debt principal	$39,933

Term loan under Credit Agreement

The Company is currently party to a credit agreement (as amended from time to time, the “Credit Agreement”) with Royal Bank of Canada. The Credit Agreement has been fully drawn in the form of a term loan of $36,900. The outstanding principal amount will be repaid in quarterly amounts totaling $2,998 and $3,459 during the twelve months ending September 30, 2024 and 2025, respectively. The Company is obligated to make a $7,500 mandatory principal prepayment upon completion of the sale of certain real property, which is not included in the debt maturity disclosures above. Quarterly principal payments made after the completion of the land sale will be reduced proportionately to the reduction in principal. The final payment of all remaining outstanding principal is due on December 16, 2025.

Subject to certain exceptions, the Company is required to make mandatory prepayments with the cash proceeds received in respect of asset sales, certain equity sales, extraordinary receipts, debt issuances, upon a change of control and specified other events. Additionally, the Company is obligated by December 14, 2023 to complete the sale of certain real property adjacent to its Gainesville, Georgia manufacturing campus (see note 5). If that property is not sold by December 14, 2023, the Company will be required to pay a fee of $369 and increase each of its quarterly principal payments by $231 until that property is sold and any mandatory prepayment is made. Because the Company concluded that the sale of the property is probable to occur in the first half of 2024, an additional $2,815 of debt principal has been presented as current, representing the carrying value of the current asset held for sale, and two quarterly principal payment increases of $231 have been included in the debt maturity disclosures above.

The Credit Agreement also includes certain financial covenants that the Company will need to satisfy on a quarterly basis, including: (i) maintaining a net leverage ratio less than 3.75:1.00 through the quarter ending March 31, 2024, stepping down to 2.75:1.00 for each quarter thereafter; (ii) maintaining a fixed charge coverage ratio of 1.00:1.00 at September 30, 2023, increasing to 1.05:1.00 for the last day of each quarter thereafter; (iii) maintaining cash and cash equivalents on hand of no less than: (a) $4,000 on each of September 30, 2023, December 31, 2023 and March 31, 2024 (b) $3,500 on June 30, 2024 (c) $4,500 on September 30, 2024 (d) $5,000 on each of December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025 and (e) $1,500 on every other month-end date through maturity. Beginning with the quarter ending December 31, 2023, funded capital expenditures, as defined, cannot exceed $9,000 in the aggregate for the preceding twelve-month period. As of September 30, 2023, the Company was in compliance with its covenants under the Credit Agreement.

In connection with the Credit Agreement, the Company has paid financing costs. These costs are being recognized in interest expense using the effective interest method over the term of the Credit Agreement, resulting in non-cash interest expense of $433 and $902 for the three and nine months ended September 30, 2023, respectively.

The Credit Agreement bears interest at a floating rate equal to the three-month term Secured Overnight Financing Rate, or SOFR, with an initial floor of 1.00%, plus an applicable margin that is equal to 4.50% per annum for the first year, 5.00% for the second year and 5.50% for the third year, with quarterly interest payments due until maturity. At September 30, 2023, the overall effective interest rate, including cash paid for interest and non-cash interest expense, was 13.6%.

Historical term loans with Athyrium

The Company was previously party to a credit agreement with Athyrium Opportunities III Acquisition LP (“Athyrium Credit Agreement”). The Athyrium Credit Agreement included $100,000 of term loans at an interest rate equal to the three-month LIBOR rate plus 8.25% per annum.

During the term of Athyrium Credit Agreement, the Company paid financing costs and accreted an exit fee. These costs were recognized in interest expense using the effective interest method, resulting in non-cash interest expense of $1,163 and $3,451 for the three and nine months ended September 30, 2022, respectively. The Company repaid the term loans in full using the proceeds from the new Credit Agreement, the sale-leaseback transaction (see note 9) and the issuance of preferred and common stock (see note 10) in December 2022.

Note with former equity holder of IriSys

In connection with the acquisition of IriSys, LLC (“IriSys”), the Company issued a subordinated promissory note to a former equity holder of IriSys in the aggregate principal amount of $6,117 (as amended from time to time, the “Note”). The Note is unsecured, has a three-year term, and bears interest at a rate of 6% per annum. The Note must be repaid in three equal installments through its maturity date, August 13, 2024. The Note may be prepaid in whole or in part at any time prior to the maturity date. The Note is expressly subordinated in right of payment and priority to the term loan under the Credit Agreement.

In August 2023, the Note was amended to defer the due date of the $2,039 payment due on August 12, 2023 of principal, plus accrued interest, to the earlier of (i) June 24, 2024; and (ii) the date on which the Company completes its previously announced sale of certain land at its Gainesville, Georgia location (see note 5). In consideration for the payment deferral, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock, par value $0.01 per share at an exercise price of $1.00 with a term of three years.

In connection with the Note, the Company has paid financing costs. These costs are being recognized as interest expense using the effective interest method over the term of the Note. At September 30, 2023, the overall effective interest rate, including the amortization of the original discount, was 15.3%.

(9) Other liabilities

At September 30, 2023, other liabilities include a sale-leaseback liability of $38,803 and other liabilities of $1,133.

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

The Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the assets were not derecognized, and the selling price was recorded as a financial liability. As of September 30, 2023, the carrying value of the liability was $38,803, which is net of $828 of unamortized deferred financing costs. The Company will recognize interest expense at an approximately 11% imputed rate of interest over a term of 20 years that includes the amortization of the deferred financing costs over the term of the lease. The gross liability balance is scheduled to increase through 2034, at which point it will decrease through the end of lease term on December 31, 2042.

(10) Shareholders’ equity or deficit

Common stock

In May 2023, the Company’s shareholders approved an amendment to the articles of incorporation to increase the number of authorized shares of common stock from 95,000,000 to 185,000,000.

In August 2023, the Company closed an underwritten public offering of 14,640,000 shares of its common stock and pre-funded warrants to purchase 6,110,000 shares of common stock at an exercise price of $0.0001 per share for net proceeds to the Company of $7,352, after deducting underwriting discounts and commissions and offering expenses.

Convertible preferred stock

In December 2022, the Company issued 450,000 shares of Series A Convertible Preferred Stock for proceeds of $11.00 per share. Each share was converted into ten shares of common stock automatically in May 2023 upon approval by the Company’s shareholders to increase the number of authorized shares of common stock. As of September 30, 2023, no preferred stock was issued or outstanding.

Warrants

The following table presents the warrants outstanding to purchase shares of common stock as of September 30, 2023. All outstanding warrants are equity-classified.

	Number of shares	Exercise price per share	Expiration date
Athyrium warrants	467,588	$1.29	November 17, 2024
IriSys warrants	100,000	1.00	August 13, 2026
Pre-Funded warrants	6,110,000	0.0001	None

(11) Revenue recognition

The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities
Balance at December 31, 2022	$8,724	$(2,211)
Changes to the beginning balance arising from:
Reclassification to receivables as the result of rights to consideration becoming unconditional	(10,239)	—
Reclassification to revenue as the result of performance obligations satisfied	963	1,586
Changes in estimate	1,651	—
Net change to contract balance recognized since beginning of period due to recognition of revenue, amounts billed and changes in estimate	8,977	(689)
Balance at September 30, 2023	$10,076	$(1,314)

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

The following table disaggregates revenue by timing of revenue recognition:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Point in time	$18,805	$15,565	$51,986	$51,851
Over time	4,785	6,024	14,930	14,084
Total	$23,590	$21,589	$66,916	$65,935

The Company’s payment terms for manufacturing revenue and development services are typically 30 to 45 days. Profit-sharing revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.

(12) Stock-based compensation

In October 2013, the Company established an equity incentive plan that has been subsequently amended and restated to become the 2018 Amended and Restated Equity Incentive Plan (the “A&R Plan”). At September 30, 2023, a total of 862,334 shares were available for future grants under the A&R Plan. On December 1st of each year, pursuant to an “evergreen” provision of the A&R Plan, the number of shares available under the A&R Plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year.

Stock options

Stock options are exercisable generally for a period of ten years from the date of grant and generally vest over four years.

The following table presents information about the fair value of stock options granted:

	Nine months ended September 30,
	2023	2022
Weighted average grant date fair value	$0.94	$1.02
Assumptions used to determine fair value:
Range of expected option life	5.5 - 6.0 years	5.5 - 6.0 years
Expected volatility	79 - 84%	79 - 81%
Risk-free interest rate	3.5 - 4.6%	1.5 - 4.0%
Expected dividend yield	—	—

No options were exercised in the nine months ended September 30, 2023. The intrinsic value of options exercised was negligible in the nine months ended September 30, 2022.

The following table presents information about stock option balances and activity:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life
Balance, December 31, 2022	8,050,337	$3.89
Granted	1,877,109	1.33
Forfeited or expired	(1,944,253)	5.83
Balance, September 30, 2023	7,983,193	2.81	$28	7.3 years
Exercisable	4,614,058	3.67	—	6.3 years

Included in the table above are 972,872 options outstanding as of September 30, 2023 that were granted outside the A&R Plan. The grants were made pursuant to the inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted stock units

Restricted stock units (“RSUs”) vest over six months to four years depending on the purpose of the award and sometimes include performance conditions in addition to service conditions. The fair value of RSUs on the date of grant is measured as the closing price of the Company’s common stock on that date. The weighted average grant-date fair value of RSUs awarded to employees was $1.30 in the nine months ended September 30, 2023 and $1.32 in the nine months ended September 30, 2022. The fair value of RSUs vested was $1,299 and $774 in the nine months ended September 30, 2023 and 2022, respectively.

The following table presents information about recent RSU activity:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2022	2,061,866	$1.71
Granted	2,640,762	1.30
Vested	(1,284,143)	3.19
Forfeited	(232,540)	1.82
Balance, September 30, 2023	3,185,945	2.12

Included in the table above are 73,506 time-based RSUs outstanding at September 30, 2023 that were granted outside of the A&R Plan. The grants were made pursuant to the inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Other information

The following table presents the classification of stock-based compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of sales	$486	$428	$1,481	$1,427
Selling, general and administrative expenses	693	832	2,335	2,720
Total	$1,179	$1,260	$3,816	$4,147

As of September 30, 2023, there was $7,287 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 2.4 years.

(13) Income taxes

The tax provision for interim periods is determined using the estimated annual effective consolidated tax rate, based on the current estimate of full-year earnings before taxes, adjusted for the impact of discrete quarterly items.

The provision for income taxes was $3 and $114 for the three and nine months ended September 30, 2023, respectively. There was no provision for income taxes for the three or nine months ended September 30, 2022. The change in effective tax rate from 0% in the prior periods was due to the utilization of all net operating loss carryforwards without limitations during 2022 in connection with the sale-leaseback transaction (see note 9).

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

Items measured at fair value on a recurring basis

Cash equivalents of $4 at September 30, 2023 and $6,034 at December 31, 2022 consisted entirely of money market mutual funds whose fair value were determined using Level 1 measurements.

Fair value disclosures

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of September 30, 2023, the financial assets and liabilities recorded on the consolidated balance sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses. The carrying values of these financial assets and liabilities approximate fair value due to their short-term nature.

The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of its debt, a level 2 measurement, approximated fair value at September 30, 2023 due to the recent issuances of those instruments and taking into consideration management’s current evaluation of market conditions.

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

Undiscounted future lease payments for the two development leases, which were the only material noncancelable leases at September 30, 2023, were as follows:

Twelve months ending September 30,
2024	$1,182
2025	1,210
2026	1,084
2027	1,114
2028	1,146
Thereafter	3,011
Total lease payments	8,747
Less imputed interest	(3,378)
Total operating lease liabilities	$5,369

At September 30, 2023, the weighted average remaining lease term was 7.1 years, and the weighted average discount rate was 14.1%. Total lease cost was $549 and $525 for the three months ended September 30, 2023 and 2022, respectively, and $1,350 and $1,498 for the nine months ended September 30, 2023 and 2022, respectively.

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
•
our expectations regarding the use of proceeds from recent and any future financings, if any;
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
•
the extent to which health epidemics and other outbreaks of communicable diseases, macroeconomic events, including those due to inflation, rising interest rates and banking instability, geopolitical turmoil, social unrest, global instability, including regional conflicts around the world, political instability and any resulting sanctions, terrorism, or other acts of war, supply chain disruptions, trade restrictions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities may disrupt our business operations or our financial condition or the financial condition of our customers and suppliers, including our ability to initiate and continue relationships with manufacturers and third-party logistics providers;
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

We closely monitor economic developments, stock market conditions and geopolitical conflicts, such as the conflict between Russia and Ukraine and the evolving events in Israel and Gaza, which continue to have adverse effects on the U.S. and global markets and supply chain.

We have been experiencing the effects of a general slowdown in clinical development activity as a result of clinical failures and/or a lack of adequate funding to go forward. The slowdown has caused us to experience delays in and reductions to our backlog during the first nine months of 2023, and we may continue to experience adverse effects such as delays in and reductions to our backlog and/or a reduction in the number of business development opportunities that we will be able to pursue or close. We are making efforts to adapt to these market changes, including a recently-announced reduction in force and a strategic refocus of operations resulting in the discontinuation of certain programs and services. While we believe these actions will drive improved cash flows, they will also reduce our overall revenue-generating capacity in the near term.

We have recently experienced a decline in our stock price. If the stock price decline is sustained, our goodwill may be determined to be impaired. We may face continuing inflationary pressures on raw materials, labor and logistics. Finally, while we have been able to capture overall interest savings as a result of the December 2022 refinancing, those improvements have been partially offset by a sustained increase in variable base interest rates, which could increase further in future periods.

Corporate restructuring

In September 2023, we initiated a strategic reorganization, including a reduction in force of 26 then-current employees and nine open positions, which was intended to reduce costs and streamline and optimize our operations and resulted in a charge of approximately $1.1 million, primarily related to severance and other related costs.

Financial overview

Revenues

We recognize three types of revenue: manufacturing, profit-sharing and development.

As previously disclosed, in May 2023, Lannett, which represented 16% of our revenue in 2022, commenced prepackaged Chapter 11 cases in the United States Bankruptcy Court for the District of Delaware and entered into a restructuring support agreement with certain of its lenders. On June 8, 2023, Lannett emerged from the Chapter 11 bankruptcy as a privately-held company under the ownership of its prepetition lenders. While our agreement with Lannett remains in place, at this time we do not know whether Lannett’s performance with sales of Verapamil PM will be impacted by these events or might otherwise impact our economics going forward.

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

As a result of these changes, interest expense was lower in the first nine months of 2023 and will continue to be lower in future periods due to the lower amount of aggregate principal and lower variable interest margins as compared to the Athyrium borrowings.

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

Results of operations

Comparison of third quarters 2023 and 2022

	Three months ended September 30,
(in millions)	2023	2022
Revenue	$23.6	$21.6
Operating expenses:
Cost of sales	19.9	16.1
Selling, general and administrative	5.3	5.1
Amortization of intangible assets	0.1	0.2
Total operating expenses	25.3	21.4
Operating (loss) income	(1.7)	0.2
Interest expense	(3.0)	(3.6)
Interest income	0.1	0.1
Loss before income taxes	(4.6)	(3.3)
Income tax expense	—	—
Net loss	$(4.6)	$(3.3)

Revenue. The increase of $2.0 million was primarily driven by an increase in revenue from our largest commercial customer, Teva, due to the continued pull through in demand during the quarter resulting from market share gains against the sole competitor for the Verapamil SR products as well as a catch-up in shipments to Teva from the second quarter of 2023, during which we saw a decrease in shipments due to a scheduled shutdown of our packaging line to implement upgrades required to comply with new serialization aggregation compliance standards. In addition, there was an increase in shipments to Lannett for Verapamil PM due to timing of customer orders during the year. Further, we had our first shipment of Otsuka commercial batches during the quarter. Offsetting these increases were a decrease in Novartis and InfectoPharm shipments due to timing of customer orders as well as prior year inventory-build for InfectoPharm as a then new customer.

Cost of sales. The increase of $3.8 million was primarily due to higher commercial manufacturing revenue and higher fixed costs to support the newly installed aseptic fill/finish line that has expanded our capabilities. In addition, there were $0.7 million of restructuring costs recorded during the current year period.

Selling, general and administrative. Selling, general and administrative expenses were relatively consistent for the periods presented. Included within the current year period was $0.4 million of restructuring costs.

Amortization of intangible assets. The amortization related to the acquisition of IriSys for acquired customer relationships, backlog and trademarks and trade names.

Interest expense. The decrease of $0.6 million was primarily due to a significantly reduced amount of aggregate principal and lower interest rates under the company’s refinanced debt as compared to the borrowings outstanding during the period ended September 30, 2022.

Comparison of nine months ended 2023 and 2022

	Nine months ended September 30,
(in millions)	2023	2022
Revenue	$66.9	$65.9
Operating expenses:
Cost of sales	56.5	49.6
Selling, general and administrative	15.2	15.9
Amortization of intangible assets	0.5	0.7
Total operating expenses	72.2	66.2
Operating loss	(5.3)	(0.3)
Interest expense	(7.4)	(10.5)
Interest income	0.3	0.1
Loss before income taxes	(12.4)	(10.7)
Income tax expense	0.1	—
Net loss	$(12.5)	$(10.7)

Revenue. The increase of $1.0 million was primarily driven by increases in revenues from Teva and Lannett as well as an increase in pre-commercial development revenues, which were partially offset by a decrease in Novartis and InfectoPharm revenues, as described above.

Cost of sales. The increase of $6.9 million was primarily due to mix of revenue and related fixed cost absorption, including increased costs associated with the new aseptic fill/finish line that has expanded the company’s capabilities and increased material costs. In addition, there were $0.7 million of restructuring costs recorded during the current year period.

Selling, general and administrative. The decrease of $0.7 million was primarily related to lower public company costs and administrative costs than the prior year offset by $0.3 million of restructuring costs recorded in the current year period.

Amortization of intangible assets. The amortization related to the acquisition of IriSys for acquired customer relationships, backlog and trademarks and trade names.

Interest expense. The decrease of $3.1 million was primarily due to a significantly reduced amount of aggregate principal and lower interest rates under the company’s refinanced debt as compared to the borrowings outstanding during the period ended September 30, 2022.

Liquidity and capital resources

At September 30, 2023, we had $8.2 million in cash and cash equivalents. Our credit agreement with Royal Bank of Canada, as amended, contains minimum liquidity requirements ranging from $3.5 million to $4.5 million at quarter-ends through September 30, 2024 and minimum liquidity requirements of $1.5 million at month-ends that are not quarter-ends. Our ability to continue to comply with the minimum liquidity requirements is subject to our success in implementing certain cost control measures, reducing capital expenditures and managing working capital in order to improve our ongoing financial performance and our liquidity position.

In August 2023, we raised net proceeds of $7.4 million following completion of an underwritten public offering in which we issued and sold 14,640,000 shares of our common stock at a public offering price of $0.400 per share and pre-funded warrants to purchase up to 6,110,000 shares of our common stock.

Since our inception, we have financed our operations and capital expenditures primarily from results of operations, from the issuance of equity and debt, and recently, to a lesser extent, from real estate transactions. During the first nine months of 2023, our capital expenditures were $7.5 million to maintain, scale and support expansion of our capabilities.

We are currently party to a credit agreement with Royal Bank of Canada, or the Credit Agreement, for a term loan originally funded at $36.9 million. The principal is being repaid in quarterly amounts, including $3.0 million and $3.5 million to be paid during the twelve months ending September 30, 2024 and 2025, respectively. An additional $7.5 million will be paid upon completing a sale of certain real property (see below). The final payment of all remaining outstanding principal is due on December 16, 2025.

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

In September 2022, we signed a sales and purchase agreement to sell approximately 121 acres of land adjacent to our Gainesville, Georgia manufacturing campus for expected proceeds of $9.1 million, $7.5 million of which we are obligated to use to repay outstanding balances on the Credit Agreement. The land sale is currently expected to close in the first half of 2024. Until closing, the sale of the land is subject to customary closing conditions for transactions of this type, including completion of title and environmental due diligence and receipt of certain zoning approvals and permits.

The pharmaceutical industry is experiencing a slowdown in clinical development activities resulting from reduced cash funding and other liquidity resources and we are experiencing higher rates of customer attrition and development program delays that caused us to revise our 2023 earnings and cash projections during the second quarter of 2023. As a result of these factors, we took actions to amend our debt agreements to align financial covenants and other terms of the indebtedness with our revised projections. Absent these amendments, we would not have been able to conclude that it was probable that we would comply with the provisions of our debt agreements through November 9, 2024.

We believe that our results of operations will allow us to comply with the financial and other covenants and contractual requirements of the agreements for at least the next twelve months. Our ability to comply is subject to our success in implementing certain cost control measures, including our strategic reorganization which included a reduction in force, reducing capital expenditures and managing working capital in order to improve our ongoing financial performance and our liquidity position.

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

Sources and uses of cash

	Nine months ended September 30,
(amounts in millions)	2023	2022
Net cash used in:
Operating activities	$(2.5)	$(5.6)
Investing activities	(7.5)	(5.6)
Financing activities	3.2	(2.4)
Total	$(6.8)	$(13.6)

Cash flows from operating activities represents our net loss as adjusted for stock-based compensation expense, non-cash interest expense, depreciation expense, amortization of intangible assets and deferred income tax expense as well as changes in operating assets and liabilities. The $3.1 million decrease in cash flows used for operating activities in 2023 compared to 2022 was due to favorable working capital changes, partially offset by a reduction to our cash-based earnings.

Net cash used in investing activities for each period includes capital expenditures to scale and support our expansion of capabilities.

Net cash provided by financing activities increased $5.6 million primarily due to higher net proceeds from issuances of common stock of $7.0 million and a decrease in debt repayments of $0.7 million, partially offset by financing cost payments of $2.1 million.

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
•
the costs of maintaining, enforcing and defending intellectual property claims; and
•
the extent to which health epidemics and other outbreaks of communicable diseases, macroeconomic events, including those due to inflation, rising interest rates and banking instability, global instability, including regional conflicts around the world, political instability and any resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities may disrupt our business operations or financial condition or the financial condition of our customers and suppliers.

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

Contractual commitments

The table below reflects our contractual commitments as of September 30, 2023:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1):
Principal	$39.9	$9.9	$29.7	$0.1	$0.2
Interest	8.2	3.9	4.2	0.1	—
Purchase obligations (2)	9.0	8.3	0.7	—	—
Operating leases (3)	8.8	1.2	2.3	2.3	3.0
Other long-term liabilities (4)(5)	91.9	3.6	7.5	8.0	72.8
Total	$157.8	$26.9	$44.4	$10.5	$76.0
(1)
Debt obligations consist of scheduled principal repayments and interest on $35.5 million of outstanding term loan principal under our credit facility with Royal Bank of Canada, $4.1 million of notes issued to the former members of IriSys and a small finance lease. Because the Royal Bank of Canada term loan bears interest at a variable rate based on SOFR, we estimated future interest commitments utilizing the SOFR rate as of September 30, 2023. In accordance with U.S. GAAP, the future interest obligations are not recorded on our consolidated balance sheet.
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

Item 4. Controls and procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk factors.

Investing in our securities involves certain risks. In addition to any risks and uncertainties described elsewhere in this Quarterly Report, investors should carefully consider the risks and uncertainties discussed in Part I, Item 1A. “Risk Factors” in our Annual Report. These risks are not the only risks that could materialize. Other than as set forth below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report, Quarterly Report for the quarter ended March 31, 2023 and Quarterly Report for the quarter ended June 30, 2023.

Our losses and accumulated deficit raise substantial doubt about our ability to continue as a going concern absent obtaining adequate new debt or equity financings.

Our future operations are highly dependent on the profitability of our development and manufacturing operations. Management concluded that substantial doubt about the Company’s ability to continue as a going concern was raised as of the date of the issuance of these financial statements. However, management concluded that actions taken to date as well as its plans alleviate the substantial doubt that was raised.

As of September 30, 2023, we had an accumulated deficit of $278.1 million, cash and cash equivalents of $8.2 million and current liabilities of $21.6 million. Although it is difficult to forecast all of our future liquidity requirements, we believe that our cash and cash equivalents on hand combined with our projected cash receipts from services generated under our customer contracts will be sufficient to fund our operations into the fourth quarter of 2024.

We have also incurred significant indebtedness. As of September 30, 2023, we had $39.9 million of outstanding indebtedness, $35.5 million of which was under our Credit Agreement with Royal Bank of Canada. These factors, individually and collectively, raise substantial doubt about our ability to continue as a going concern, and therefore, could materially limit our ability to raise additional funds through an issuance of debt or equity securities or otherwise.

There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms or at all. Additionally, if we are unable to regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on the liquidity of our common stock and our ability to raise funding. If such additional financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities and our ability to achieve our business objectives, our competitiveness, and our business, financial condition and results of operations will be materially adversely affected. In addition, the impact of macroeconomic factors, including but not limited to, inflationary pressures, rising interest rates, banking instability, geopolitical turmoil, social unrest, global instability, including regional conflicts around the world, political instability and any resulting sanctions, terrorism, or other acts of war, on the global financial markets may reduce our ability to access capital, which could negatively affect our liquidity and ability to continue as a going concern. In addition, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

Item 2. Unregistered sales of equity securities and use of proceeds.

Expect as previously reported by us on our Current Reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults upon senior securities.

None.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other information.

None.

Item 6. Exhibits.

(a)
The following exhibits are filed herewith or incorporated by reference herein:

EXHIBIT INDEX

Exhibit No.	Description	Method of filing
4.1	Form of Pre-Funded Warrant	Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 28, 2023
10.1

First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated November 22, 2022, by and among Societal CDMO Gainesville, LLC, a Massachusetts limited liability company, and Weekley Homes, LLC, a Delaware limited liability company

Filed herewith
10.2

Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated January 23, 2023, by and among Societal CDMO Gainesville, LLC, a Massachusetts limited liability company, and Weekley Homes, LLC, a Delaware limited liability company

Filed herewith
10.3

Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated April 21, 2023, by and among Societal CDMO Gainesville, LLC, a Massachusetts limited liability company, and Weekley Homes, LLC, a Delaware limited liability company

Filed herewith
10.4

Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated October 3, 2023, by and among Societal CDMO Gainesville, LLC, a Massachusetts limited liability company, and Weekley Homes, LLC, a Delaware limited liability company

Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial and Accounting Officer	Filed herewith
32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101 INS	XBRL Instance Document	Filed herewith
101 SCH	XBRL Taxonomy Extension Schema	Filed herewith
101 CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101 DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101 LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIETAL CDMO, INC.

Date: November 8, 2023	By:	/s/ J. David Enloe, Jr.
J. David Enloe, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Ryan D. Lake
Ryan D. Lake
Chief Financial Officer
(Principal Financial and Accounting Officer)