Form 10-K
period 2023-12-31
Societal CDMO, Inc.
filed 2024-03-22
CIK 1588972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☒	Smaller reporting company ☒

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

On the last business day of the most recently completed second fiscal quarter, the aggregate market value (based on the closing sale price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $94.3 million.

As of March 15, 2024, there were 105,690,922 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 annual meeting of shareholders, if filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into Part III of this Form 10-K, or such Part III information will be provided in an amendment filed on Form 10-K/A within 120 days after December 31, 2023.

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

The forward-looking statements in this Annual Report on Form 10-K and the documents incorporated herein by reference include, among other things, statements about:

•
our expectations regarding the planned acquisition by CoreRx, Inc., or CoreRx, including our ability to complete the pending transaction as contemplated by the Agreement and Plan of Merger, the parties’ ability to satisfy the conditions to the consummation of the offer and other conditions set forth in such agreement, the expected timetable for completing the transaction and effects of the offer and merger;
•
our estimates regarding expenses, future revenue, cash flow, capital requirements and timing and availability of and the need for additional financing;
•
our ability to continue as a going concern for the next twelve months;
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

Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:

Risks Related to the Pending Acquisition

•
The completion of the Offer and the Merger are subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Offer and the Merger could have material adverse effects on our business, financial condition and results of operations.
•
Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Offer and Merger, which may delay or prevent the proposed Offer and Merger.

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

PART I

Item 1. Business

Acquisition by CoreRx

On February 28, 2024, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with CoreRx, Inc., or CoreRx, and Cane Merger Sub, Inc., a wholly owned subsidiary of CoreRx, or Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, CoreRx will commence a tender offer, or the Offer, to acquire all of our issued and outstanding shares of common stock, par value $0.01 per share, for approximately $1.10 per share of our common stock, or the Offer Price, in cash, subject to any applicable withholding of taxes and without interest. The Offer will initially expire one minute following 11:59 p.m. (Eastern Time) on the date that is 20 business days following the commencement of the Offer, subject to extension under certain circumstances.

Following the consummation of the Offer, upon the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, or the Merger, with us continuing as the surviving corporation in the Merger and a wholly owned subsidiary of CoreRx. Pursuant to the terms and subject to the conditions of the Merger Agreement, the Merger will be governed by and effected under Section 321(f) of the Pennsylvania Business Corporation Law, with no shareholder vote required to consummate the Merger. As a result of the Merger, we will cease to be a publicly traded company. The Merger Agreement includes customary representations, warranties and covenants of us, CoreRx and Merger Sub. However, there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied or waived, that the Offer and the Merger will be completed on the expected timeframe or at all, or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement. Except as otherwise indicated, we have prepared this Annual Report on Form 10-K and the forward-looking statements contained herein as if we were going to remain an independent, standalone company. If the acquisition is consummated, many of the forward-looking statements contained in this Annual Report on Form 10-K would no longer be applicable.

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

We currently manufacture the following key products with our key commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM, Verapamil SR and Donnatal liquids and tablets. We also support numerous development stage products. In 2023, the FDA approved us as a manufacturer of a commercial tablet product. This FDA approval represents the first commercial tablet that we have been approved to manufacture, and we began commercial manufacturing of the product at our Gainesville, Georgia facilities in the middle of 2023.

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

Our Strategy

The CDMO market is large and growing and is expected to continue to expand as outsourced penetration is seen due to biotechnology and pharmaceutical companies outsourcing more of their operations. We believe companies, which include our customers and prospective customers, generally prefer fewer, higher quality suppliers with expertise in addressing their formulation and manufacturing challenges early in the development cycle. Our strategy for growth in this market includes executing segment-specific sales and marketing strategies; building stronger visibility and an updated identity for the organization; enhancing both our customers’ and employees’ experience working with and for the company; and continuing to achieve growth and strengthen our financial position. This strategic mission is comprised of five key objectives:

•
Market Segmentation & Corporate Identity. We have aligned our sales strategy to best serve each of three specific market segments that we currently support: (i) commercial oral solid dose products, including commercial tech transfer; (ii) our legacy profit-sharing products such as Verapamil; and (iii) early-stage development clients that represent a growing segment of our business. Our strategy calls for the development and execution of specific, targeted sales strategies for each segment. The decision-making processes, key drivers and metrics of success, project and product life-cycle management, and the approach to creating productive relationships with our clients are different enough for each of these three segments that we believe using this differentiated and focused approach is most effective for our customer base and our ability to optimize our operational and resource prioritization. This change also allows us to have a more focused management of legacy programs as outlined above. Lastly, the successful rebranding of the company to Societal™ CDMO, and the adoption of our tag line, “Bringing Science to Society,” helps us improve our identity and brand strength as a true CDMO partner in the biopharma market. With this brand evolution, we continue to effectively communicate our commitment as a partner to our clients as well as to our people, both present and future.
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
•
Client Experience and Trust. While we have long enjoyed our reputation as a high-quality partner, we believe that there is always room to improve. It is our goal to strengthen our client interactions, create unparalleled trust and establish valuable partnerships from process development through commercialization. This incorporates a multi-level contract approach which helps strengthen client relationships. Our 20/80 Second Source Technical Transfer service model for our commercial solid oral dose customers was created in response to the growing risks and vulnerabilities associated with the global supply chain that have significantly elevated the importance of second source suppliers within the pharmaceutical industry. It is also important that, where it makes sense, we harmonize the experience our clients have at each of our sites. We have effective approaches to client communications and project management and want to deploy those approaches consistently across our organization. Additionally, we have adapted a new sales and proposal writing process, with the goal of streamlining the RFP process. All of the changes have been positively received by our clients. While we continue to make great strides with our customer experience, we intend to further improve their overall experience with us.
•
Employee Experience and Culture. We aspire to establish an industry-leading employee experience and corporate culture of support, growth and professionalism that allows our employees not only to work but to thrive. During 2022, we were certified by Great Place to Work in the United States. As our employees drive our success, it is our goal to create an inspiring, flexible and rewarding experience for everyone at our company. In doing so, we believe we will strengthen both recruitment, employee engagement and retention, leading to a better workplace, better performance and better outcomes for our clients and for our company’s financial performance.

•
Financial Position. We will continue to take steps to improve our financial position. In recent years, we successfully executed a multi-step strategy to recast our capital structure, improve our balance sheet and strengthen our overall financial profile. In 2023, we restructured our debt and certain covenants with our creditors to provide additional financial flexibility to the company during this time of market uncertainty and to align to the expected updated timing of the land sale. Further, we initiated a strategic restructuring plan to streamline and optimize operations, including a reduction in force of 26 then-current employees and nine open positions and appointing an executive chairman of our board of directors to provide more direct oversight on the implementation and execution of the corporate strategy. We will continue to carefully manage our cash, work to further reduce our debt, and engage in a consistent and transparent fashion with the investment community. If the planned merger is not completed as we currently anticipate, we will endeavor to work with our lenders to amend our credit agreements and other agreements to reasonably cure any events of defaults or provide additional financial flexibility for our company. Obtaining future credit agreement waivers or amendments to the credit agreement is not within our control, and if unsuccessful, the lenders may exercise the rights available to them under the credit agreement and other contractual agreements.

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

Our Commercial Partners

We are party to agreements with each of our commercial partners governing the development, formulation and/or supply services we provide, as well as any applicable intellectual property licenses. Each commercial partner remains responsible for distributing, marketing and promoting their respective products. We are dependent on a small number of commercial partners, with our three largest customers or customer groups* (Teva Pharmaceutical Industries, Inc., or Teva, Novartis Pharma AG and Sandoz Group AG, or Novartis/Sandoz, and Lannett Company, Inc., or Lannett having generated 70% of our revenues for the year ended December 31, 2023, of which Teva generated 35%, Novartis/Sandoz generated 19% and Lannett generated 16%.

* Novartis/Sandoz is presented in some disclosures as a single customer group above because they are both operating under the Novartis agreement, with Sandoz having been assigned certain rights by Novartis pursuant to that contract.

The table below details the key products developed and/or manufactured with our key commercial partners:

	Product	Indication	Territory	Revenue source	Agreement term
Teva	Verapamil SR	Hypertension	United States	Profit-sharing / manufacturing	Through December 31, 2024
Novartis	Ritalin LA®	Attention Deficit Hyperactivity Disorder	Worldwide, except Europe and United States	Manufacturing	Through December 31, 2026

Sandoz	Ritalin LA®	Attention Deficit Hyperactivity Disorder	United States	Manufacturing	Through December 31, 2026
	Focalin XR®	Attention Deficit Hyperactivity Disorder	Worldwide, except Canada	Manufacturing	Through December 31, 2026
Lannett	Verelan PM® Verelan SR Verapamil PM	Hypertension	United States	Profit-sharing / manufacturing	Through December 31, 2024
Advanz	Donnatal liquids and tablets	Irritable bowel syndrome and acute enterocolitis	United States	Manufacturing	Through February 3, 2025
InfectoPharm	Ritalin LA®	Attention Deficit Hyperactivity Disorder	Europe	Manufacturing	Through April 30, 2025

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

Novartis / Sandoz

We are party to a Manufacturing and Supply Agreement with Novartis, or the Novartis Agreement, pursuant to which we continued our long-standing relationship with Novartis as the exclusive global supplier to Novartis of Ritalin LA and Focalin XR capsules. The Novartis Agreement has an original term expiring December 31, 2023, and will renew automatically thereafter for successive one-year periods unless terminated by either party at least 24 months prior. No notice of non-renewal has been delivered. Novartis may terminate the Agreement immediately if (i) any governmental regulatory authority prevents Novartis from supplying the active pharmaceutical ingredients in the products and/or exporting, purchasing or selling the products; (ii) any product cannot be reasonably commercialized for medical, scientific or legal reasons; or (iii) we fail to comply with certain health, safety and environmental protection requirements. After December 31, 2023, Novartis may terminate the Novartis Agreement upon 12 months’ written notice in the event of any sale or divestment by us of our business or assets relating to the products. Novartis assigned certain rights under the agreement to Sandoz during 2023.

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

InfectoPharm

We are party to a Commercial Manufacturing and Supply Agreement with InfectoPharm Arzneimittel und Consilium GmbH, or InfectoPharm, pursuant to which we were the exclusive supplier to InfectoPharm of Ritalin LA capsules in Europe through December 31, 2023. The agreement has a term of three years, expiring April 30, 2025, and is subject to auto-renewal. Either we or InfectoPharm may elect not to renew this agreement by giving the other party at least one hundred eighty days prior written notice prior to the expiration of the agreement.

Backlog

Our backlog represents, as of a point in time, future revenue from work not yet completed under clinical and pre-clinical signed contracts. As of December 31, 2023, our backlog was approximately $17 million. While we anticipate the majority of our backlog will be recognized during fiscal year 2024, our backlog is subject to a number of risks and uncertainties, including but not limited to: the risk that a customer timely cancels its commitments prior to our initiation of manufacturing services, in which case we may be required to refund some or all of the amounts paid to us in advance under those canceled commitments; and the risk that a customer may experience delays in its program(s) or otherwise, which could result in the postponement of anticipated manufacturing services; the risk that we may not successfully execute on all customer projects, any of which could have a negative impact on our liquidity, reported backlog and future revenue and profitability.

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

The DEA regulates controlled substances by controlling them in five schedules. Schedule I and II controlled substances have a high potential for abuse, whereas Schedule III-V controlled substances have relatively decreasing potential for abuse. Therefore, the DEA imposes more stringent controls on Schedule I and II substances than Schedule III-V substances, including stricter security controls, quotas, and increased recordkeeping and reporting requirements. Certain of the products we manufacture and/or develop are regulated as Schedule II controlled substances. The DEA establishes annually an aggregate quota for how much certain controlled substances that we manufacture may be produced in total in the United States, based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. This limited aggregate amount that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production and procurement quotas. We must receive an annual quota from the DEA in order to produce any Schedule II substance. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. In April 2018, the DEA proposed new guidelines aimed at strengthening the process for setting controls over diversion of controlled substances and making other improvements in the quota managements regulatory system for the production, manufacturing and procurement of controlled substances. Following a public comment period, the DEA published the final guidelines, which were substantially similar to the proposed guidelines, in July 2018. For 2019, the DEA proposed decreased manufacturing quotas for the six most frequently misused opioids, including hydrocodone, which we used in the manufacture of certain products, by an average of 10% as compared to the 2018 quotas. The DEA proposed further decreasing manufacturing quotas in 2020 for five of the six opioids, including hydrocodone, by an average of 28%. Together with reductions in morphine, this is a 53% decrease since 2016. In October 2019, the DEA proposed additional regulations to amend the manner in which the agency grants quotas to manufacturers, and in August 2023, the DEA published a final rule to finalize the amended regulations. The final rule became effective on November 29, 2023, and the amended regulations establish use-specific quotas, including commercial sales, product development, transfer, replacement, and packaging/repackaging and labeling/relabeling. Further, to decrease the risk of diversion and increase accountability, the final rule reduces inventory allowances and requires procurement quota certifications. In April 2020, in response to the COVID-19 pandemic, the DEA adjusted the established 2020 aggregate production quotas and assessment of annual needs for select Schedule II substances. The DEA took this action to ensure that the country has an adequate and uninterrupted supply of these substances during the public health emergency. In November 2020, the DEA finalized further decreases to the quota for hydrocodone by 11.5%, which it had proposed in September 2020. In December 2021, the DEA further decreased the quota for hydrocodone by 4% for 2022, which it had proposed in October 2021. The DEA finalized the 2023 quotas in December 2022 and included a 5% decrease for Schedule II opioids such as oxycodone and hydrocodone. In January 2024, the DEA finalized the 2024 quotas and included slight decreases to the quotas for oxycodone and hydrocodone, which it had proposed in November 2023.

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

Employees and Human Capital Resources

Employees

As of December 31, 2023, we had 258 full-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

Safety

The safety, health and wellness of our employees is a top priority. Employees receive employee health and safety focused training on a monthly basis, ranging from regulatory compliance to industry best practices. Departments hold monthly safety meetings covering a wide variety of applicable safety topics such as hazard communication, personal protective equipment, lab and material movement safety, fall protection and many others. These protocols were designed to comply with health and safety standards as required by federal, state, and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities. In addition, we have provided work-at-home arrangements for employees who are able to do so.

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

Risks Related to the Pending Acquisition

The completion of the Offer and the Merger are subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Offer and the Merger could have material adverse effects on our business, financial condition and results of operations.

On February 28, 2024, we entered into the Merger Agreement with CoreRx and Merger Sub. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, CoreRx will commence the Offer to acquire all of the issued and outstanding shares of our common stock. Following the consummation of the Offer, upon the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into us, with us continuing as the surviving corporation in the Merger. The completion of the Offer and the Merger are subject to a number of conditions, which make the completion and timing of the Offer and Merger uncertain. There can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied or waived, that the Offer and the Merger will be completed on the expected timeframe or at all, or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement.

If the Offer and Merger are not consummated within the expected time frame or at all, we may be subject to a number of material risks and our financial results and operations may be materially adversely affected. Our share price may fluctuate significantly based on announcement by CoreRx, other third parties or us regarding the Offer and Merger.

In the event the Offer and the Merger are not timely consummated, the price of our common stock may decline. In addition, some costs related to the Offer and the Merger must be paid whether or not the Offer and the Merger are completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Offer and Merger, for which we will have received little or no benefit if completion of the Merger does not occur. In such an event, we may also experience negative reactions from our investors, suppliers, and employees. In addition, if the Merger Agreement is terminated under specified circumstances, we will be required to pay CoreRx a termination fee of $5.0 million.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains customary “no-shop” restrictions that, subject to certain exceptions, inhibit our ability to solicit alternative transaction proposals from third parties and engage in discussions or negotiations with third parties regarding transaction proposals. In the event we receive any alternative transaction proposal, then we are required to provide prompt notice (and in any event within 24 hours after receipt thereof) and certain information concerning such proposal to CoreRx. It is possible that these or other provisions in the Merger Agreement, including a termination fee of $5.0 million payable to CoreRx under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering an acquisition or might result in a potential competing acquirer proposing an overall lower per-share consideration amount than it might otherwise have proposed to offer.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Offer and Merger, which may delay or prevent the proposed Offer and Merger.

Putative shareholder complaints, including shareholder class action complaints, and other complaints may be filed against us, our board of directors, CoreRx, CoreRx’s board of directors, and others in the future in connection with the transactions contemplated by the Merger Agreement. The outcome of future litigation is uncertain, and we may not be successful in defending against any such future claims. Future lawsuits that may be filed against us, our board of directors, CoreRx, or CoreRx’s board of directors could delay or prevent the consummation of the Offer and the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect us financially.

The following risk factors do not take into account the planned Offer and Merger and assume that we continue to operate our business.

Risks Related to Our Business and Industry

Our revenues are dependent on a small number of commercial partners, and the loss of any one of these partners, or a decline in their orders, may adversely affect our business.

We are dependent on a small number of commercial partners, with our three largest customers or customer groups (Teva Pharmaceutical Industries, Inc., or Teva, Novartis Pharma AG and Sandoz Group AG, or Novartis/Sandoz, and Lannett Company, Inc., or Lannett) having generated 70% of our revenues for the year ended December 31, 2023, of which Teva generated 35%, Novartis/Sandoz generated 19% and Lannett generated 16%. Any increases in competition in the market, pricing adjustments, significantly reduced purchasing volume or financial difficulties (for example, the recent Lannett bankruptcy) with any one or more of our key commercial partners could adversely affect our revenue. If any one or more of these commercial partners faces increasing or new competition in their market, adjusts pricing, significantly reduces their purchasing volume or experiences financial difficulties such as bankruptcy, our revenues could be adversely affected.

Our profit sharing, royalty, and manufacturing revenues also depend on the ability of our commercial partners to effectively market and sell their products to their customers. A commercial partner may choose to devote its efforts to its other products or reduce or fail to devote the necessary resources to provide effective sales and marketing support for the products we manufacture and supply. Furthermore, the acquisition of or change in strategy by one of our customers could impact projects we are currently working on or planning to work on in the future. Our commercial partners face competition from other pharmaceutical companies for sales of products to end users. Competition from sellers of generic drugs is a major challenge for our commercial partners, and the loss or expiration of intellectual property rights for the products we manufacture can have a significant adverse effect on their sales volume and price. Our commercial partners have also experienced difficulties in recent years as the pharmaceutical industry was impacted by labor shortages, supply chain shortages, inflationary pressures, economic slowdown or recession, banking instability and geopolitical turmoil. Similar pressures could lead a partner to discontinue a product, make pricing changes or change ordering patterns. In addition, as pharmaceutical product pricing faces scrutiny by governments, legislative bodies and enforcement agencies, our commercial partners may lower their prices or adopt cost-savings measures which could be passed on to us or otherwise impact our profit-sharing revenues. Further, any commercial partner may divest the product we manufacture for them in whole or in certain markets, which may involve termination of our contract with such partner or the assignment of such contract to a new partner who may not be as effective at selling or commercializing such product. Pricing changes and any significant reduction, delay or cancellation of orders from our commercial partners could adversely affect our revenues.

Our failure to obtain new customer contracts or renew existing contracts may adversely affect our business.

Our agreements with Teva and Lannett expire on December 31, 2024 and our agreement with Novartis/Sandoz expires on December 31, 2026. If any of these commercial partners fail to renew their contract, our revenues could be materially and adversely affected. We continually seek to renew existing customer contracts and secure new contracts, which subjects us to potentially significant pricing pressures. In the event we are unable to replace existing contracts in a timely manner or at all, or are forced to accept terms, including pricing terms, less favorable to us, our business, results of operations and financial condition could be materially and adversely affected.

We have a history of losses. If we cannot achieve and maintain profitability and secure additional business, we may have to raise additional capital, which may not be on terms that are acceptable to us.

We have incurred losses of $13.3 million, $19.9 million and $11.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $278.9 million. We have financed our operations through the issuance of debt and equity and through operations, and as of December 31, 2023, we had $39.5 million of outstanding indebtedness, $35.1 million of which was with Royal Bank of Canada. In addition, in the event a customer timely cancels its commitments prior to our initiation of manufacturing services, we may be required to refund some or all of the advance payments made to us under those canceled commitments, which would have a negative impact on our liquidity and future revenue.

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

Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $278.9 million. We held cash, cash equivalents and investments in debt securities of $8.1 million as of December 31, 2023. Based on current trends and activities, there is significant doubt that we can continue as a going concern beyond one year after the issuance of this report.

Our consolidated audited financial statements as of and for the year ended December 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our future operations are highly dependent on the profitability of our development and manufacturing operations. The pharmaceutical industry has experienced a slowdown in clinical development activities resulting from reduced cash funding, and we have been experiencing higher rates of customer attrition and development program delays which have negatively impacted earnings and cash flows. As a result, management reduced its earnings and cash flow projections during 2023. These factors, and the related impact on debt covenant compliance, continue to impact us through the present day and are expected to continue. Our credit agreement with Royal Bank of Canada contains certain financial and other covenants, including minimum liquidity requirements, maximum net leverage ratios and minimum fixed charge coverage ratios, and includes limitations on, among other things, incurring additional indebtedness, paying dividends, acquisitions and certain investments. Due to the factors discussed above, there is significant uncertainty as to whether we will be able to comply with these covenants in future periods. Further, management concluded that substantial doubt about our ability to continue as a going concern exists as of the date of the issuance of these financial statements. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2023 with respect to this uncertainty, the delivery to the lenders of which pursuant to the credit agreement would result in a default under the credit agreement in effect prior to giving effect to the third amendment to the credit agreement. On March 21, 2024, we entered into a third amendment to the credit agreement with Royal Bank of Canada, which extended the deadline until April 30, 2024 for delivery of (i) the audited financial statements for the fiscal year ended December 31, 2023, and (ii) the corresponding audit report without a “going concern” explanatory paragraph. The extension of the deadline to submit these documents effectively delays the default under the amended credit agreement until May 1, 2024. The third amendment also (i) defers the $4.0 million quarterly minimum liquidity covenant as of March 31, 2024 until as of April 30, 2024 and (ii) clarified that a $1.5 million monthly liquidity covenant was not applicable as of March 31, 2024. This amendment to the credit agreement was made, in part, to provide us with flexibility to complete the planned merger, to prevent the explanatory paragraph in the auditor’s report from triggering a default under the credit agreement until May 1, 2024 and to allow certain discretionary cash payments that management intends to make prior to closing the planned merger from potentially triggering a default of the minimum liquidity covenant prior to April 30, 2024. Absent completion of the planned merger before May 1, 2024, which is expected to result in the repayment and termination of the credit agreement, or additional amendments to, or waivers under, the credit agreement, we expect that an event of default would be triggered once the audited financial statements are delivered to Royal Bank of Canada under the terms of the amended credit agreement. Any failure to comply with the other terms, covenants and conditions of the credit agreement or the debt agreements may also result in an event of default under such agreements, which could have a material adverse effect on the business, financial condition and results of operations.

If we continue to experience operating losses, we may not be able to comply with financial and other covenants in future periods. In addition, we may not be able to generate additional liquidity through a capital raise or other cash infusion, we may need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or initiate steps to cease operations.

In addition, we may be unable to make required payments under our credit agreement with Royal Bank of Canada or otherwise comply with the provisions of our lease agreement with Tenet Equity Funding SPE Gainesville, LLC, or Lessor, or the subordinated promissory note with IriSys. Any such failure to make payments under our credit agreement with Royal Bank of Canada or otherwise comply with the provisions of our lease agreement with Lessor or the subordinated promissory note with IriSys could result in an “event of default” under each such agreement and also could result in a cross default under certain of the other agreements. Upon the occurrence of an “event of default” under the subordinated promissory note, the entire unpaid principal amount, all accrued and unpaid interest and any other amounts due automatically accelerate and are due on the date of occurrence of an event of default. Upon the occurrence of an “event of default” under the lease agreement, remedies available to the Lessor generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased property, and recover all costs and losses paid or incurred by Lessor as a result of such breach. The exercise of the aforementioned remedies could have a material adverse effect on our business, financial condition and results of operations.

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

Global financial markets have and may continue to experience extreme volatility and disruptions, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, political unrest and other factors beyond control. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and ability to raise capital may be adversely affected by any such economic downturn, volatile business environment, or continued unpredictable and unstable market conditions, including as a result of liquidity constraints, failures and instability in U.S. and international financial banking systems. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price. In addition, there is a risk that one or more of our current customers, vendors or other partners may not survive such difficult economic times, which could directly affect our business.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Further, the impacts of geopolitical turmoil, such as the ongoing conflict between Russia and Ukraine and the current conflict in Israel and Gaza (including any escalation or expansion), social unrest, political instability in the United States and elsewhere, terrorism, cyber warfare or other acts of war could lead to disruption, instability and volatility in the global markets, which may have an adverse impact on our business or ability to access the capital markets. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects, political, regulatory, and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance.

We anticipate the continuation of a general slowdown in clinical development activity as a result of clinical failures and/or a lack of adequate funding to go forward. In 2023, we made efforts to adapt to these market changes, including a reconfiguration of our business development team to be better positioned in the longer-term by focusing on account management roles and replacing lost positions in strategic focus areas and a strategic restructuring plan to address the financing challenges in the pharmaceutical industry and increase operational efficiency in areas of historical strength. The ongoing slowdown and/or the reconfiguration may continue to cause a reduction in the number of business development opportunities that we will be able to pursue in 2024.

We expect to face continuing inflationary pressures on raw materials, labor and logistics during 2024. If inflation or other factors were to significantly increase our business costs, it may not be feasible to pass price increases on to our customers. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect our interest costs under our Secured Overnight Financing Rate, or SOFR, based term loan borrowings or our ability to access the capital markets. Any such increases in our costs or inability to access capital could have a material adverse effect on our business, results of operations and financial conditions.

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

The amount that our customers spend on the development and manufacture of their products or product candidates, particularly the amount our customers choose to spend on outsourcing these services to us, substantially impacts our revenue and profitability. The outcomes of our customers’ research, development and marketing also significantly influence the amount that our customers choose to spend on our services and offerings. Our customers determine the amounts that they will spend on our services based upon, among other things, the clinical and market success of their products, available resources, access to capital and their need to develop new products, which, in turn, depend upon a number of other factors, including their competitors’ research, development and product initiatives and the anticipated market for any new products, as well as clinical and reimbursement scenarios for specific products and therapeutic areas. Due to economic developments related to stock market conditions and geopolitical turmoil, such as the ongoing conflict between Russia and Ukraine and the current conflict in Israel and Gaza (including any escalation or expansion), which continue to have adverse effects on the U.S. and global financial markets, we have been experiencing the effects of a general slowdown in clinical development activity as a result of clinical failures and/or a lack of adequate funding to go forward. The slowdown has caused us to experience delays in and reductions to our backlog and we may continue to experience adverse effects such as delays in and reductions to our backlog and/or a reduction in the number of business development opportunities that we will be able to pursue or close. In recent years, the pharmaceutical industry has experienced pressure with respect to access to capital, which may require some of our customers to limit their spending on research and development as they re-assess budgets. Further, increasing consolidation in the pharmaceutical industry may impact such spending, particularly in the event that any of our customers choose to develop or acquire integrated manufacturing operations. Any reduction in customer spending on development and related services as a result of these and other factors could have a material adverse effect on our business, results of operations and financial condition.

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
•
unsuccessful execution, postponement or cancellation of anticipated formulation, development and manufacturing services related to customer projects;
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

As of December 31, 2023, we had outstanding indebtedness of $39.5 million. Our indebtedness could have important consequences to our shareholders. For example, it:

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

Any of the above-listed factors could have a material adverse affect on our business, financial condition, results of operations and cash flows. Our credit agreement, as amended, with Royal Bank of Canada also contains certain financial and other covenants, including a minimum liquidity requirement, maximum net leverage ratios and minimum fixed charge coverage ratios, and includes limitations on, among other things, incurring additional indebtedness, paying dividends, acquisitions and certain investments. The credit agreement provides for certain mandatory prepayment events, including with respect to the proceeds of asset sales, extraordinary receipts, debt issuances and other specified events, based on the terms of the credit agreement with Royal Bank of Canada. Any failure to comply with the terms, covenants and conditions of the credit agreement may result in an event of default under such agreement, which could have a material adverse effect on our business, financial condition and results of operation. Additionally, pursuant to a related security agreement between us and Royal Bank of Canada, we granted Royal Bank of Canada a security interest in substantially all of our assets to secure their obligations to Royal Bank of Canada under the credit agreement. The security interest granted over our assets could limit our ability to obtain additional debt financing. As discussed in note 1 to the consolidated financial statements, we have concluded that substantial doubt exists about our ability to continue as a going concern. Absent completion of the planned merger before May 1, 2024, which is expected to result in the repayment and termination of the credit agreement, or additional amendments to, or waivers under, the credit agreement, we expect that an event of default would be triggered once the audited financial statements are delivered to Royal Bank of Canada under the terms of the amended credit agreement.

We cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely payments on our indebtedness, enable us to comply with the covenants under our credit agreement, or to fund our operations.

Our ability to close the sale of land adjacent to our Gainesville, Georgia manufacturing campus, or the Land Sale, is subject to several customary closing conditions, which may impact our ability to complete the Land Sale on the anticipated timeline or at all.

We have signed a sales and purchase agreement, as amended, related to the Land Sale, pursuant to which we agreed to sell approximately 121 acres of land adjacent to our Gainesville, Georgia manufacturing campus for expected proceeds of $8.0 million. We are obligated to use the proceeds of the Land Sale to repay outstanding balances under our credit agreement with Royal Bank of Canada. We expect to close the Land Sale by the end of the second quarter of 2024; however, the closing of the Land Sale may be extended by three 30-day extensions and is also subject to customary closing conditions for transactions of this type, including completion of buyers permitting.

Because the closing of the Land Sale did not occur within 12 months of closing under our credit agreement with Royal Bank of Canada, (i) the amortization percentages under the credit agreement have increased by an additional 0.625% for each installment due until such time as such real property is sold and the required payment is made to Royal Bank of Canada and (ii) we paid a fee equal to 1.00% of the original principal amount of the term loan.

Any delay in the closing of the Land Sale, or failure of the Land Sale to close at all, could have a material adverse effect on our results of operations, cash flows and financing condition, including as a result of the changes under our credit agreement with Royal Bank of Canada as set forth above.

We operate in a highly competitive market and competition may adversely affect our business.

We operate in a market that is highly competitive. Our competition in the contract manufacturing market includes full-service contract manufacturers and large pharmaceutical companies offering third-party manufacturing services to fill their excess capacity. We may also compete with the internal operations of those pharmaceutical companies that choose to source their product offerings internally. Changes in the nature or extent of our customers’ requirements may render our offerings obsolete or non-competitive and could adversely affect our results of operations and financial condition. In addition, most of our competitors may have substantially greater financial, marketing, technical or other resources than we do. Moreover, additional competition may emerge, particularly in lower-cost jurisdictions such as India and China, which could, among other things, result in a decrease in the fees paid for our services, which may adversely affect our results of operations and financial condition.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in early 2023, several financial institutions closed and were taken into receivership by the Federal Deposit Insurance Corporation. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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
•
unforeseen regional or global instability, including geopolitical turmoil, such as the ongoing conflict between Russia and Ukraine and the current conflict in Israel and Gaza (including any escalation or expansion), including any additional resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, Russia;
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

As of December 31, 2023, we had federal and state net operating loss carry forwards, or NOLs, of approximately $133.5 million and $147.0 million, respectively. The Federal net operating losses, most of which are subject to annual limitations following a December 2022 change in control, were all incurred after 2018 and have an indefinite expiration under the 2017 Tax Cut & Jobs Act. The state carry forwards, including those generated in 2023, will expire in 2028 through 2040. A full allowance for the value of the NOLs is provided for in our consolidated financial statements as of December 31, 2023. We cannot guarantee what the ultimate outcome or amount of the benefit we may receive from the NOLs, if any, will be.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We rely on information systems and the data stored on them to conduct our operations. As such, we have implemented processes designed to mitigate risks posed by cybersecurity threats.

Our approach to cybersecurity risk management is multi-faceted and includes, but is not limited to, engaging third-party information technology and cybersecurity providers and consultants for support as appropriate, including to conduct annual penetration testing and cybersecurity risk assessments, as well as other vulnerability analyses on a periodic basis. We also utilize a third-party to implement and manage automated tools designed to conduct ongoing monitoring for potential critical risks from cybersecurity threats. Additionally, we have implemented an employee education and training program, offered during onboarding and on an ongoing, periodic basis thereafter, that is designed to raise awareness of cybersecurity threats. As part of this employee training, we engage in periodic phishing simulations designed to raise employee awareness of such risks.

We maintain processes to inform and update management and, as needed, the audit committee, regarding security incidents that may pose a significant risk for the business, as applicable. We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition; however, like other companies in our industry, we and our third-party vendors have experienced threats and security incidents relating to our and our third-party vendors’ information systems. For more information, please see “Item 1A, Risk Factors.”

Governance

Our Director of Information Technology, who reports directly to our Chief Financial Officer, is responsible for the day-to-day management of our cybersecurity risk management processes. The Director of Information Technology role is currently held by an individual who has thirty years of information technology and cybersecurity experience.

Our audit committee is responsible for overseeing our cybersecurity risk management program. Our Director of Information Technology and/or Chief Financial Officer periodically update the audit committee on cybersecurity risks and mitigation strategies and related cyber matters. In the event of a cybersecurity incident, we have implemented processes for the Director of Information Technology and/or the Chief Financial Officer to discuss incident response strategies with the audit committee. The Director of Information Technology and/or the audit committee update the full board of directors on matters relating to cybersecurity risk management and critical cybersecurity risks as appropriate.

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

Holders of Common Stock

As of March 15, 2024, there were 6 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

We currently manufacture the following key products with our key commercial partners: Ritalin LA®, Focalin XR®, Verelan PM®, Verelan SR®, Verapamil PM, Verapamil SR and Donnatal liquids and tablets. We also support numerous development stage products. In 2023, the FDA approved us as a manufacturer of a commercial tablet product. This FDA approval represents the first commercial tablet that we have been approved to manufacture, and we began commercial manufacturing of the product at our Gainesville, Georgia facilities in the middle of 2023.

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

We rely on third-party manufacturers to supply our manufacturing components, supplies and related materials, which in some instances are supplied from a single source. Prolonged disruptions in the supply of any of our third-party materials, difficulty implementing new sources of supply or significant price increases could have an adverse effect on our results. We are experiencing a higher level of residual supply chain disruptions that we are actively managing to meet our production timelines and that may constrain our ability to capture additional growth opportunities, beyond our established projections, from customers who would otherwise want to increase their safety stock of the products that we produce. We may face continuing inflationary pressures on raw materials, labor and logistics.

We closely monitor economic developments, stock market conditions and geopolitical conflicts, such as the conflict between Russia and Ukraine and the current conflict in Israel and Gaza (including any escalation or expansion), which continue to have adverse effects on the U.S. and global markets and supply chain.

We have been experiencing the effects of a general slowdown in clinical development activity as a result of clinical failures and/or a lack of adequate funding to go forward. The slowdown has caused us to experience delays in and reductions to our backlog during 2023, and we may continue to experience adverse effects such as delays in and reductions to our backlog and/or a reduction in the number of business development opportunities that we will be able to pursue or close. We are making efforts to adapt to these market changes, including a reduction in force and a strategic refocus of operations resulting in the discontinuation of certain programs and services. While we believe these actions will drive improved cash flows, they will also reduce our overall revenue-generating capacity in the near term.

Finally, while we have been able to capture overall interest savings as a result of the December 2022 refinancing, those improvements have been partially offset by a sustained increase in variable base interest rates, which could increase further in future periods.

Corporate restructuring

In September 2023, we initiated a strategic reorganization primarily impacting our San Diego operations. The reorganization included a reduction in force of 26 then-current employees and nine open positions, which was intended to reduce costs and streamline and optimize operations and resulted in a total charge of $1.8 million, of which $1.0 million was recorded in cost of sales and $0.8 million was recorded in selling, general and administrative expense. Restructuring charges included termination charges of $0.7 million, the write-off of certain assets valued at $0.6 million and other related charges of $0.5 million.

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

Development contracts generally do not contain variable consideration, but to the extent they do, we include in the transaction price only amounts that are considered probable of being achieved and estimate the amount to be included using the most likely amount method.

In contracts that require revenue recognition over time, we utilize an input method that compares the cumulative achievement of contract tasks to date to the most current estimates for the entire performance obligation. Under these contracts, the customer typically owns the product details and process, which have no alternative use. These projects are customized to each customer to meet its specifications, and typically only one performance obligation is included. Each project represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by our services and can make changes to its process or specifications upon request.

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

Cost of sales and selling, general and administrative expenses

Cost of sales consists of inventory costs, including production wages, material costs and overhead, and other costs related to the recognition of revenue. Selling, general and administrative expenses consist of salaries and related costs for administrative, public company and business development functions as well as legal fees, patent-related expenses and consulting fees. Public company costs include compliance, audit, tax insurance and investor relations.

Amortization of intangible assets

Amortization expense relates to acquired customer relationships, backlog and trademarks and trade names from the 2021 IriSys acquisition. They were assigned estimated useful lives of 7.0, 2.4, and 1.5 years, respectively.

Interest expense

Interest expense for 2023 primarily relates to a term loan borrowing with Royal Bank of Canada originally funded at $36.9 million and the financial liability related to the sale and leaseback of our commercial manufacturing campus in Gainesville, Georgia for gross proceeds of $39.0 million. Interest expense for 2022 and 2021 primarily relates to $100.0 million of senior secured term loans with Athyrium Opportunities III Acquisition LP. Interest expense in all periods also includes the non-cash amortization of deferred financing costs.

Net operating losses and tax carryforwards

As of December 31, 2023, we had federal net operating loss, or NOL, carry forwards of approximately $133.5 million, most of which are subject to annual limitations following a December 2022 change in control, and all of which have an indefinite carry forward period. We also had $147.0 million of state NOL carry forwards on an after-apportionment basis available to offset future taxable income that will begin to expire at various dates beginning in 2028 if not utilized. We believe that it is more likely than not that our deferred income tax assets will not be realized, and as such, there is a full valuation allowance.

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

Results of operations

Comparison of years ended December 31, 2023 and 2022

	Year ended December 31,
(in millions)	2023	2022
Revenue	$94.6	$90.2
Operating expenses:
Cost of sales	76.5	67.1
Selling, general and administrative	21.0	21.9
Amortization of intangible assets	0.7	0.9
Total operating expenses	98.2	89.9
Operating loss	(3.6)	0.3
Interest expense	(10.0)	(14.2)
Interest income	0.4	0.1
Loss on extinguishment of debt	—	(5.0)
Loss before income taxes	(13.2)	(18.8)
Income tax expense	0.1	1.1
Net loss	$(13.3)	$(19.9)

Revenue. The increase of $4.4 million was primarily driven by the launch of two new commercial products during the second half of the year with Otsuka and Viatris. In addition, there was an increase in revenue from our largest commercial customer, Teva, due to the continued pull through in demand during the year resulting from market share gains against the sole competitor for the Verapamil SR products. Further, there was an increase in development revenue projects as the Company continues to expand its development programs. Finally, there was an increase in shipments to Lannett for Verapamil PM due to an increase in safety stock by Lannett. Offsetting these increases was a decrease in InfectoPharm shipments due to prior year inventory-build for InfectoPharm as a new customer.

Cost of sales. The increase of $9.4 million was primarily due to higher commercial manufacturing revenue and higher fixed costs to support the newly installed aseptic fill/finish line. In addition, there were $1.0 million of restructuring costs recorded during the current year period.

Selling, general and administrative. The decrease of $0.9 million was primarily driven by debt refinancing costs in the fourth quarter of 2022 offset by restructuring costs recorded in 2023.

Amortization of intangible assets. The decrease of $0.2 million reflects the trademarks and trade names reaching the end of their amortizable life at the beginning of 2023.

Interest expense. The decrease of $4.2 million was primarily due to a significantly reduced amount of aggregate principal and lower interest rates under the company’s refinanced debt in 2023 as compared to 2022.

Interest income. The increase in 2023 was due to the rising interest rate environment in the United States, which increased interest earned on cash and cash equivalents.

Loss on extinguishment of debt. In December 2022, as a result of fully paying off our loan with Athyrium, we recorded a loss on extinguishment of debt for the write-off of certain deferred financing costs.

Comparison of years ended December 31, 2022 and 2021

	Year ended December 31,
(in millions)	2022	2021
Revenue	$90.2	$75.4
Operating expenses:
Cost of sales (excluding amortization of intangible assets)	67.1	55.6
Selling, general and administrative	21.9	18.4
Amortization of intangible assets	0.9	1.0
Total operating expenses	89.9	75.0
Operating loss	0.3	0.4
Interest expense	(14.2)	(15.1)
Interest income	0.1	—
(Loss) gain on extinguishment of debt	(5.0)	3.3
Loss before income taxes	(18.8)	(11.4)
Income tax expense	1.1	—
Net loss	$(19.9)	$(11.4)

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

Cost of sales. The increase of $11.5 million was primarily due to the acquisition of the San Diego facility and certain 2021 employment incentive tax credits that were not repeated in 2022 resulting in increased expense in 2022. These increases were partially offset by the reallocation of expenses reflecting the post-acquisition organizational structure. Additionally, for the year ended December 31, 2021, we qualified for approximately $4.4 million of federal employee retention credits, all of which was recognized as an offset to expense.

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

Liquidity and capital resources

At December 31, 2023, we had $8.1 million in cash and cash equivalents. Our credit agreement with Royal Bank of Canada, as amended, contains minimum liquidity requirements ranging from $3.5 million to $5.0 million at quarter-ends through September 30, 2025 and minimum liquidity requirements of $1.5 million at month-ends that are not quarter-ends. Our ability to continue to comply with the minimum liquidity requirements is subject to our success in implementing certain cost control measures, reducing capital expenditures and managing working capital in order to improve our ongoing financial performance and our liquidity position.

In August 2023, we raised net proceeds of approximately $7.4 million following completion of an underwritten public offering in which we issued and sold 14,640,000 shares of our common stock at a public offering price of $0.40 per share and pre-funded warrants to purchase up to 6,110,000 shares of our common stock.

Since our inception, we have financed our operations and capital expenditures primarily from results of operations, from the issuance of equity and debt, and recently to a lesser extent, from real estate transactions. During the year ended December 31, 2023, our capital expenditures were $8.2 million to scale and support our expansion of capabilities.

We are currently party to a credit agreement with Royal Bank of Canada for a term loan originally funded at $36.9 million. The principal is being repaid in quarterly amounts totaling $3.7 million in 2024 and $31.4 million in 2025 (which is inclusive of the remaining principal balance due at maturity on December 16, 2025. An additional $7.5 million will be paid upon completing a sale of certain real property (see below).

Subject certain exceptions, we are required to make mandatory prepayments with the cash proceeds received in respect of certain asset sales, certain equity sales, extraordinary receipts, debt issuances, upon a change of control and specified other events. Additionally, we were obligated by December 14, 2023 to complete the sale of certain real property adjacent to our Gainesville, Georgia manufacturing campus. Since that property was not sold by December 14, 2023, we were required to pay a fee of $0.4 million and are now required to increase each of our quarterly principal payments by $0.2 million until that property is sold and any related mandatory principal prepayment is made.

We have signed a sales and purchase agreement, as amended, to sell approximately 121 acres of land adjacent to our Gainesville, Georgia manufacturing campus for expected proceeds of $8.0 million, $7.5 million of which we are obligated to use to repay the principal amount of loans under our credit agreement with Royal Bank of Canada. The land sale is currently expected to close by the end of second quarter of 2024; however, the closing of the land sale may be extended by three 30-day extensions. Until closing, the sale of the land is subject to customary closing conditions for transactions of this type, including completion of buyers permitting.

Our future operations are highly dependent on the profitability of our development and manufacturing operations. The pharmaceutical industry has experienced a slowdown in clinical development activities resulting from reduced cash funding, and we have been experiencing higher rates of customer attrition and development program delays which have negatively impacted earnings and cash flows. As a result, management reduced its earnings and cash flow projections during 2023. These factors, and the related impact on debt covenant compliance, continue to impact us through the present day and are expected to continue.

Our credit agreement with Royal Bank of Canada contains certain financial and other covenants, including minimum liquidity requirements, maximum net leverage ratios and minimum fixed charge coverage ratios, and includes limitations on, among other things, incurring additional indebtedness, paying dividends, acquisitions and certain investments. Due to the factors discussed above, there is significant uncertainty as to whether we will be able to comply with these covenants in future periods. Further, management concluded that substantial doubt exists about its ability to continue as a going concern as of the date of the issuance of these financial statements. As a result, we have classified the outstanding balance of the loan with Royal Bank of Canada as a current liability in the consolidated balance sheet as of December 31, 2023.

In addition, our conclusion that substantial doubt exists about our ability to continue as a going concern resulted in an explanatory paragraph in the auditor’s report on our financial statements as of and for the fiscal year ended December 31, 2023, the delivery to the lenders of which pursuant to the credit agreement would result in a default under the credit agreement in effect prior to giving effect to the third amendment to the credit agreement. On March 21, 2024, we entered into a third amendment to the credit agreement with Royal Bank of Canada, which extended the deadline until April 30, 2024 for delivery of (i) the audited financial statements for the fiscal year ended December 31, 2023, and (ii) the corresponding audit report without a “going concern” explanatory paragraph until April 30, 2024. The extension of the deadline to submit these documents effectively delays the default under the amended credit agreement until May 1, 2024. The third amendment also (i) defers the $4.0 million minimum liquidity covenant as of March 31, 2024 until as of April 30, 2024 and (ii) clarified that a $1.5 million monthly liquidity covenant was not applicable as of March 31, 2024. This amendment to the credit agreement was made, in part, to provide us with flexibility to complete the planned merger, to prevent the explanatory paragraph in the auditor’s report from triggering a default under the credit agreement until May 1, 2024 and to allow for certain discretionary cash payments that management intends to make prior to closing the planned merger from potentially triggering a default of the minimum liquidity covenant prior to April 30, 2024. Absent completion of the planned merger before May 1, 2024, which is expected to result in the repayment and termination of the credit agreement, or additional amendments to, or waivers under, the credit agreement, we expect that an event of default would be triggered once the audited financial statements are delivered to Royal Bank of Canada under the terms of the amended credit agreement. Any failure to comply with the other terms, covenants and conditions of the credit agreement or the debt agreements may also result in an event of default under such agreements, which could have a material adverse effect on the business, financial condition and results of operations.

An event of default under our amended credit agreement may constitute an event of default under our subordinated promissory note with the former equity holders of IriSys and under the lease of our manufacturing campus in Gainesville, Georgia. Upon the occurrence of an event of default under the subordinated promissory note, the entire unpaid principal amount, all accrued and unpaid interest and any other amounts due automatically accelerate and are due on the date of occurrence of an event of default. Upon the occurrence of an event of default under the lease agreement, remedies available to the lessor generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased property, and recovery of all costs and losses paid or incurred by lessor as a result of such default. The exercise of the aforementioned remedies could have a material adverse effect on our business, financial condition and results of operations.

Our ability to comply with the amended financial covenants and contractual requirements under our debt agreements is subject to the profitability of our development and manufacturing operations, maintaining sufficient cash and cash equivalents to satisfy the minimum liquidity financial maintenance covenants, and our success in implementing certain cost control measures, including our strategic reorganization which included a reduction in force, reducing capital expenditures and managing working capital in order to improve our ongoing financial performance and our liquidity position. However, given the uncertainty associated with on-going slowdown in the pharmaceutical industry, we may not be successful in undertaking these measures and therefore substantial doubt is not alleviated by management’s plans as of the date of issuance of these financial statements.

We may extend and/or supplement the actions we are taking if we continue to experience the adverse conditions described above. If we are unable to achieve the results required to comply with the terms of our credit agreement in one or more quarters over the next twelve months, we may be required to take specific actions in addition to those described above, including but not limited to, additional cost control measures, or alternatively, seeking an additional amendment or waiver from our lenders. Obtaining future credit agreement waivers or amendments to the credit agreement is not within our control, and if we are unsuccessful in doing so and, thereafter, an event of default under the credit agreement occurs, then the lenders may exercise the rights available to them under the credit agreement.

On February 28, 2024, we entered into an Agreement and Plan of Merger, in connection with which a tender offer was commenced to acquire all of our issued and outstanding shares of common stock for approximately $1.10 per share (see note 19). This information was not considered in the analysis of going concern because neither the completion of the tender offer nor the closing of the merger were within management’s control as of the date of the issuance of these consolidated financial statements.

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

Sources and uses of cash

	Year ended December 31,
(amounts in millions)	2023	2022	2021
Net cash (used in) provided by:
Operating activities	$(1.0)	$(3.6)	$10.9
Investing activities	(8.2)	(8.4)	(29.3)
Financing activities	2.3	1.8	19.9
Total	$(6.9)	$(10.2)	$1.5

Cash flows from operating activities represents our net loss as adjusted for stock-based compensation expense, non-cash interest expense, depreciation expense, amortization of intangible assets, deferred income tax expense and gains and losses on extinguishment of debt as well as changes in operating assets and liabilities. The $2.6 million increase in cash flows from operations in 2023 compared to 2022 was primarily due to the decrease in net loss, net of various non-cash items described above and an increase in accrued interest, partially offset by an increase in inventory. The $14.5 million decrease in cash flows from operations in 2022 compared to 2021 was primarily due to changes in operating assets and liabilities, including a $4.8 million effect from changes in accrued interest due to the timing of the fourth quarter 2021 interest payment on the prior Athyrium credit agreement that was not paid until 2022. Additionally, we experienced changes to inventory, accrued expenses and accounts receivable collectively resulting in a $10.0 million decrease in cash flows, primarily caused by accrued costs related to the December 2022 debt refinancing that were paid in 2023, growth in our development business and changes to customer ordering patterns.

Net cash used in investing activities for each of the three years includes capital expenditures to scale and support our expansion of capabilities. In 2021, net cash used in investing activities also included $24.0 million paid to acquire IriSys.

Net cash provided by financing activities included:

•
During 2023, net proceeds from the issuance of common stock of $6.8 million, partially offset by financing costs of $2.3 million, debt repayments of $1.8 million, and $0.3 million to pay employee tax withholdings upon vesting of equity awards.
•
During 2022, net proceeds from the issuance of preferred and common stock of $33.0 million, $36.9 million from the term loan with Royal Bank of Canada, and $37.3 million from the sale-leaseback of our commercial manufacturing campus in Gainesville, Georgia, partially offset by debt repayments of $103.0 million, financing costs of $2.2 million, and $0.2 million to pay employee tax withholdings upon vesting of equity awards.
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

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subject to a variety of specified limitations absent CoreRx’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, sell, transfer or license our assets, make investments, repurchase or issue securities, pay dividends, make capital expenditures, amend our organizational documents, issue securities and incur indebtedness.

Contractual commitments

The table below reflects our contractual commitments as of December 31, 2023:

	Payments due by period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1):
Principal	$39.5	$39.1	$0.1	$0.1	$0.2
Interest	7.3	3.9	3.3	0.1	—
Purchase obligations (2)	8.5	7.8	0.6	0.1	—
Operating leases (3)	8.3	1.2	2.3	2.3	2.5
Other long-term liabilities (4)(5)	92.1	4.7	7.6	8.0	71.8
Total	$155.7	$56.7	$13.9	$10.6	$74.5

(1)
Debt obligations consist of scheduled principal repayments and interest on $35.1 million of outstanding term loan principal under our credit facility with Royal Bank of Canada, $4.1 million of notes issued to the former members of IriSys and a small finance lease. Due to the existence of substantial doubt that the Company will continue as a going concern and the assessed likelihood of a covenant violation in the next 12 months (see note 1 to the consolidated financial statements), the entire principal balance of the term loan is presented as a payment due in less than 1 year. Because the Royal Bank of Canada term loan bears interest at a variable rate based on SOFR, we estimated future interest commitments utilizing the SOFR rate as of December 31, 2023. In accordance with U.S. GAAP, the future interest obligations are not recorded on our consolidated balance sheet.
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
(5)
We have entered into employment agreements with each of our named executive officers that provide for, among other things, severance commitments of up to $1.4 million should we terminate the named executive officers for convenience or if certain events occur following a change in control. In addition, we would be subject to other contingencies of up to $4.6 million in the aggregate if certain events occur following a change in control. Because these obligations are contingent, the amounts are not included in the table above.

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

Impairment of goodwill and other long-lived assets

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

The critical judgments involved in our annual qualitative test of goodwill include an assessment of unfavorable events and a judgment whether those events put our goodwill at risk of impairment, which if determined to be at risk would require us to perform a quantitative test. The critical judgments and estimates in our quantitative tests for goodwill and long-lived assets include selection and weighting of available valuation methods and the selection of assumptions that may be used in those methods.

In 2023, we determined that indicators of impairment were present for our goodwill and certain assets included in a long-lived asset group, including a decline in share price and the strategic reorganization primarily impacting our San Diego operations. Based on the quantitative analysis, we concluded that our goodwill and certain assets included in a long-lived asset group were not impaired due to the excess of fair value over the carrying value of these assets.

Item 7A. Quantitative and qualitative disclosures about market risk

We are exposed to market risks in the ordinary course of our business. These market risks are principally limited to interest rate fluctuations. At December 31, 2023, we had only a de minimis amount invested in money market instruments.

Our Royal Bank of Canada term loan interest expense is currently based on the current committed rate of three-month forward SOFR plus 5%. An increase in SOFR of 1% would result in additional interest expense of $0.4 million annually.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2023. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. Management’s assessment included extensive documentation, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on management’s processes and assessment, as described above, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Item 9B. Other Information

(a) On March 21, 2024, the Company entered into the Third Amendment to Credit Agreement, dated as of March 21, 2024 (the “Amendment”), with Royal Bank of Canada, as administrative agent, the guarantors party thereto, and the lenders party thereto, which amends the Credit Agreement, dated as of December 12, 2022, by and among the Company, as borrower, the guarantors party thereto from time to time, the lenders party thereto from time to time, and Royal Bank of Canada, as administrative agent.

Pursuant to the Amendment, the parties thereto agreed that, among other things, (i) the deadline to deliver the Company’s audited financial statements for the fiscal year ended December 31, 2023 shall be extended to April 30, 2024 and (ii) the compliance dates for certain financial maintenance covenants shall be extended to April 30, 2024.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to such document, which is filed as Exhibit 10.28 hereto and incorporated herein by reference.

(b) During the fourth quarter of the fiscal year ended December 31, 2023, no director or “officer” as defined in Rule 16a-1(f) under the Exchange Act adopted or terminated any Rule 10b5-1 trading plan or arrangements or any non-Rule 10b5-1 trading plan or arrangements, in both cases as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item will be set forth in the Proxy Statement for the 2024 Annual Meeting of Shareholders, or the Proxy Statement, or in an amendment to this Annual Report on Form 10-K, or the Form 10-K/A, under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Risk Management” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the headings “Director Compensation,” “Executive Compensation,” and “Corporate Governance and Risk Management” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the headings “Security Ownership of Directors, Certain Beneficial Owners and Management,” “Executive Compensation,” and “Director Compensation,” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the headings “Certain Relationships and Related Party Transactions” and “Corporate Governance and Risk Management” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

Information with respect to this item will be set forth in the Proxy Statement or Form 10-K/A under the heading “Independent Registered Public Accounting Firm,” and is incorporated herein by reference. The Proxy Statement or Form 10-K/A will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules

(a)(1) Consolidated Financial Statements.

The following consolidated financial statements are filed as a part of this Annual Report on Form 10-K:

•
Consolidated Balance Sheets as of December 31, 2023 and 2022
•
Consolidated Statements of Operations for the three years in the period ended December 31, 2023
•
Consolidated Statements of Shareholders’ Equity or Deficit for the three years in the period ended December 31, 2023
•
Consolidated Statements of Cash Flows for the three years in the period ended December 31, 2023

(a)(2) Consolidated Financial Statement Schedules.

Not applicable.

(a)(3); (b) Exhibits:

Exhibit No.	Description	Method of filing
2.1	Separation Agreement dated as of November 20, 2019 by and between Recro Pharma, Inc. and Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-36329).
3.1	Second Amended and Restated Articles of Incorporation of Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 13, 2014 (File No. 001-36329).
3.2	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2022 (File No. 001-36329).
3.3	Articles of Amendment to Second Amended and Restated Articles of Incorporation, as amended, of Societal CDMO, Inc.	Filed herewith.
3.4	Fifth Amended and Restated Bylaws of Societal CDMO, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2023 (File No. 001-36329).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2022 (File No. 001-36329).
4.1†	Common Stock Purchase Warrant in favor of Warberg WF XI LP (as assigned by OTA LLC)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023 (File No. 001-36329).
4.2†	Common Stock Purchase Warrant in favor of IriSys, Inc.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023 (File No. 001-36329).
4.3	Form of Pre-Funded Warrant	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023 (File No. 001-36329).
4.4	Description of Securities	Filed herewith.
10.1†	Amended and Restated License and Supply Agreement, dated June 26, 2003, by and among Elan Corporation, plc (predecessor-in-interest to Recro Gainesville LLC) and Watson Laboratories, Inc.	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File No. 001-36329).
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

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2019 (File No. 001-36329).

10.5•	Asset Transfer and License Agreement, dated April 10, 2015, between Alkermes Pharma Ireland Limited and DV Technology, Inc.	Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015 (File No. 001-36329).
10.6•	Amendment to Asset Transfer and License Agreement, dated December 23, 2015, between Alkermes Pharma Ireland Limited and Recro Gainesville LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2015 (File No. 001-36329).
10.7•	Second Amendment to Asset Transfer and License Agreement, dated December 20, 2018, between Alkermes Pharma Ireland Limited and Recro Gainesville LLC.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2018 (File No. 001-36329).
10.8†	Manufacturing and Supply Agreement, dated as of February 8, 2019, by and between Recro Gainesville LLC and Novartis Pharma AG.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on March 6, 2019 (File No. 001-3632).
10.9	License and Supply Agreement, dated as of January 1, 2014, by and between Alkermes Pharma Ireland Limited and Kremers Urban Pharmaceuticals, Inc.	Incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 4, 2020 (File No. 001-36329).
10.10	Amendment No. 1 to License and Supply Agreement, dated as of September 6, 2018, by and between Recro Gainesville LLC and Kremers Urban Pharmaceuticals, Inc.	Incorporated herein by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 4, 2020 (File No. 001-36329).
10.11	Amendment No. 2 to License and Supply Agreement, dated as of November 5, 2020 by and among Recro Gainesville LLC, Kremers Urban Pharmaceuticals, Inc. and Lannett Company, Inc.	Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2020 (File No. 001-36329).
10.12	Amendment No. 3 to License and Supply Agreement, dated as of July 1, 2022 by and among Societal CDMO Gainesville LLC and Lannett Company, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2022 (File No. 001-36329).
10.13	Stock Issuance Agreement, dated as of February 19, 2021 by and between Recro Pharma, Inc., Athyrium Opportunities II Acquisition LP and Athyrium Opportunities III Acquisition LP.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2021 (File No. 001-36329).
10.14	Unit Purchase Agreement, dated August 13, 2021, by and among Recro Pharma, Inc., IriSys, LLC, the Sellers (as defined therein), and IriSys, Inc. as the Seller’s Representative	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2021 (File No. 001-36329).
10.15	Form of Subordinated Promissory Note	Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 13, 2021 (File No. 001-36329).
10.16	First Amendment to Subordinated Promissory Note	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023 (File No. 001-36329).
10.17

Purchase and Sale Agreement and Joint Escrow Instructions dated August 11, 2022, by and among Societal CDMO Gainesville, LLC, a Massachusetts limited liability company and Weekley Homes, LLC, a Delaware limited liability company.

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2022 (File No. 001-36329).

10.18

First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated November 22, 2022, by and among Societal CDMO Gainesville, LLC, a Massachusetts limited liability company, and Weekley Homes, LLC, a Delaware limited liability company

Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023 (File No. 001-36329).
10.19

Second Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated January 23, 2023, by and among Societal CDMO Gainesville, LLC, a Massachusetts limited liability company, and Weekley Homes, LLC, a Delaware limited liability company

Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023 (File No. 001-36329).
10.20

Third Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated April 21, 2023, by and among Societal CDMO Gainesville, LLC, a Massachusetts limited liability company, and Weekley Homes, LLC, a Delaware limited liability company

Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023 (File No. 001-36329).
10.21

Fourth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated October 3, 2023, by and among Societal CDMO Gainesville, LLC, a Massachusetts limited liability company, and Weekley Homes, LLC, a Delaware limited liability company

Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023 (File No. 001-36329).
10.22

Fifth Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated as of November 27, 2023, by and among Societal CDMO Gainesville, LLC, a Massachusetts limited liability company, and Weekley Homes, LLC, a Delaware limited liability company

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2023 (File No. 001-36329).
10.23	Purchase and Sale Agreement, dated as of December 9, 2022, by and between Societal CDMO Gainesville, LLC and Tenet Equity Funding SPE Gainesville, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2022 (File No. 001-36329).
10.24	Lease Agreement dated December 14, 2022, by and between Societal CDMO Gainesville, LLC and Tenet Equity Funding SPE Gainesville, LLC	Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 1, 2023 (File No. 001-36329).
10.25	Credit Agreement, dated as of December 12, 2022, by Societal CDMO, Inc. in favor of RBC Capital Markets, LLC	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2022 (File No. 001-36329).
10.26	First Amendment to Credit Agreement dated as of April 4, 2023, by Societal CDMO, Inc. in favor of Royal Bank of Canada	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2023 (File No. 001-36329).
10.27	Second Amendment to Credit Agreement dated as of August 13, 2023, by Societal CDMO, Inc. in favor of Royal Bank of Canada	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023 (File No. 001-36329).
10.28	Third Amendment to Credit Agreement dated as of March 21, 2024, by Societal CDMO, Inc. in favor of Royal Bank of Canada	Filed herewith.
10.29•	Recro Pharma, Inc. 2018 Amended and Restated Equity Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2018 (File No. 001-36329).

10.30•	Form of Non-Qualified Stock Option Inducement Award Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2021 (File No. 001-36329).
10.31•	Form of Inducement Award Agreement for Restricted Stock Units	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2021 (File No. 001-36329).
10.32•	Form of Non-Qualified Stock Option Award Agreement	Incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 26, 2021 (File No. 001-36329).
10.33•	Form of Award Agreement for Restricted Stock Units	Incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 26, 2021 (File No. 001-36329).
10.34•	Form of Award Agreement for Restricted Stock Units (performance-based)	Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 26, 2021 (File No. 001-36329).
10.35•	Employment Agreement between Recro Pharma, Inc. and J. David Enloe, Jr., dated December 15, 2020.	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2020 (File No. 001-36329).
10.36•	Employment Agreement between Recro Pharma, Inc. and Ryan Lake, dated December 15, 2020.	Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2020 (File No. 001-36329).
21.1	Subsidiaries of Societal CDMO, Inc.	Filed herewith.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Filed herewith.
32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
97.1	Societal CDMO, Inc. Compensation Recovery Policy	Filed herewith.
101 SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

•	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.

(c) Not applicable

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 22, 2024

SOCIETAL CDMO, INC.

By:	/s/ J. David Enloe, Jr.
J. David Enloe, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Annual Report on Form 10-K has been signed by the following persons in the capacities held on the dates indicated.

Signature	Title	Date

/s/ J. David Enloe, Jr.	President, Chief Executive Officer and Director	March 22, 2024
J. David Enloe, Jr.	(Principal Executive Officer)
/s/ Ryan D. Lake	Chief Financial Officer	March 22, 2024
Ryan D. Lake	(Principal Financial Officer and Principal Accounting Officer)
/s/ Matt Arens	Director	March 22, 2024
Matt Arens
/s/ William L. Ashton	Director	March 22, 2024
William L. Ashton
/s/ Elena Cant	Director	March 22, 2024
Elena Cant
/s/ Winston J. Churchill	Director	March 22, 2024
Winston J. Churchill
/s/ James C. Miller	Director	March 22, 2024
James C. Miller
/s/ Laura L. Parks	Director	March 22, 2024
Laura L. Parks
/s/ Bryan M. Reasons	Director	March 22, 2024
Bryan M. Reasons
/s/ Wayne B. Weisman	Executive Chairman of the Board	March 22, 2024
Wayne B. Weisman

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Societal CDMO, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Societal CDMO, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses since inception, has an accumulated deficit and projects non-compliance with debt covenants, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Variable consideration for profit-sharing revenue

As discussed in Note 2 to the consolidated financial statements, the Company earns sales-based profit-sharing or royalty consideration, collectively referred to as profit-sharing revenue, which is computed based on the net product sales of the commercial partner. For arrangements that include product sales and sales-based profit-sharing where the license for intellectual property is not deemed to be the predominant item to which the profit-sharing relates, the profit-sharing is variable consideration and the Company recognizes revenue, including an estimate of profit-sharing, upon transfer of control of the manufactured product. In these cases, significant judgment is required to calculate the estimated variable consideration from such profit-sharing using the expected value method based on historical commercial partner pricing and deductions. Estimated variable consideration is partially constrained due to the uncertainty of price adjustments made by the Company’s commercial partners, which are outside of the Company’s control. Factors causing price adjustments by the Company’s commercial partners include increased competition in the products’ markets, mix of volume between the commercial partners’ customers, and changes in government pricing. The Company reported total revenue of $94.6 million for the year ended December 31, 2023, which included profit-sharing revenue.

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

Philadelphia, Pennsylvania

March 22, 2024

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$8,095	$14,995
Accounts receivable, net	16,576	15,950
Contract assets	12,837	8,724
Inventory	10,262	10,301
Prepaid expenses and other current assets	2,878	2,848
Assets held for sale	2,813	2,768
Total current assets	53,461	55,586
Property, plant and equipment, net	49,795	50,365
Operating lease asset	5,004	5,491
Intangible assets, net	2,241	2,928
Goodwill	41,077	41,077
Other assets	1,896	1,996
Total assets	$153,474	$157,443
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,312	$1,466
Current portion of debt	36,756	7,577
Current portion of operating lease liability	1,105	1,079
Accrued expenses and other current liabilities	10,814	12,686
Total current liabilities	49,987	22,808
Debt, net of current portion	339	30,967
Operating lease liability, net of current portion	4,153	4,584
Other liabilities	40,332	39,225
Total liabilities	94,811	97,584
Commitments and contingencies (note 7)
Shareholders’ equity:
Convertible preferred stock, $0.01 par value. 10,000,000 shares authorized, 0 and 450,000 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	4,350
Common stock, $0.01 par value. 185,000,000 shares authorized, 104,856,247 and 84,588,868 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	1,049	846
Additional paid-in capital	336,523	320,298
Accumulated deficit	(278,909)	(265,635)
Total shareholders’ equity	58,663	59,859
Total liabilities and shareholders’ equity	$153,474	$157,443

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended December 31,
(amounts in thousands, except share and per share data)	2023	2022	2021
Revenue	$94,635	$90,214	$75,360
Operating expenses:
Cost of sales	76,497	67,076	55,537
Selling, general and administrative	21,024	21,954	18,374
Amortization of intangible assets	687	905	1,037
Total operating expenses	98,208	89,935	74,948
Operating (loss) income	(3,573)	279	412
Interest expense	(9,963)	(14,176)	(15,136)
Interest income	394	117	2
(Loss) gain on extinguishment of debt	—	(4,996)	3,352
Loss before income taxes	(13,142)	(18,776)	(11,370)
Income tax expense	132	1,105	—
Net loss	$(13,274)	$(19,881)	$(11,370)

Loss per share, basic and diluted	$(0.14)	$(0.34)	$(0.26)

Weighted average shares outstanding, basic and diluted	95,229,192	57,877,920	44,117,473

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit)

	Convertible preferred stock		Common stock		Additional paid-in	Accumulated
(amounts in thousands, except share data)	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, December 31, 2020	—	—	28,601,358	286	219,998	(234,384)	(14,100)
Fair value of shares issuable to former equity holders of IriSys, net of costs	—	—	—	—	20,328	—	20,328
Issuance of stock, net of costs	—	—	17,535,752	175	41,268	—	41,443
Stock-based compensation expense	—	—	—	—	6,514	—	6,514
Vesting of restricted stock units, net	—	—	544,263	6	(757)	—	(751)
Exercise of stock options, net	—	—	80	—	—	—	—
Net loss	—	—	—	—	—	(11,370)	(11,370)
Balance, December 31, 2021	—	—	46,681,453	467	287,351	(245,754)	42,064
Issuance of stock, net of costs	450,000	4,350	37,144,455	371	27,694	—	32,415
Stock-based compensation expense	—	—	—	—	5,426	—	5,426
Vesting of restricted stock units, net	—	—	762,444	8	(173)	—	(165)
Exercise of stock options, net	—	—	516	—	—	—	—
Net loss	—	—	—	—	—	(19,881)	(19,881)
Balance, December 31, 2022	450,000	$4,350	84,588,868	$846	$320,298	$(265,635)	$59,859
Issuance of preferred stock, net of costs	—	(18)	—	—	—	—	(18)
Issuance of common stock and warrants, net of costs	—	—	14,640,000	147	7,187	—	7,334
Issuance of warrants	—	—	—	—	37	—	37
Conversion of preferred stock	(450,000)	(4,332)	4,500,000	45	4,287	—	—
Stock-based compensation expense	—	—	—	—	5,009	—	5,009
Vesting of restricted stock units, net	—	—	1,127,379	11	(295)	—	(284)
Net loss	—	—	—	—	—	(13,274)	(13,274)
Balance, December 31, 2023	—	$—	104,856,247	$1,049	$336,523	$(278,909)	$58,663

See accompanying notes to consolidated financial statements.

SOCIETAL CDMO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended December 31,
(amounts in thousands)	2023	2022	2021
Cash flows from operating activities:
Net loss	$(13,274)	$(19,881)	$(11,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,009	5,426	6,514
Non-cash interest expense	2,239	4,845	5,815
Depreciation expense	8,221	7,413	6,531
Loss on disposal of equipment	31	—	—
Amortization of intangible assets	687	905	1,037
Deferred income tax expense	89	1,015	—
Loss (gain) on extinguishment of debt	—	4,996	(3,352)
Changes in operating assets and liabilities:
Accounts receivable	(626)	(4,037)	(1,971)
Contract assets	(4,113)	(159)	(730)
Inventory	39	(1,384)	3,380
Prepaid expenses and other assets	493	305	120
Accrued interest	285	(2,278)	2,505
Accounts payable, accrued expenses and other liabilities	(85)	(810)	2,379
Net cash (used in) provided by operating activities	(1,005)	(3,644)	10,858
Cash flows from investing activities:
Acquisition of IriSys, net of cash acquired	—	—	(24,002)
Purchases of property and equipment	(8,237)	(8,351)	(5,289)
Net cash used in investing activities	(8,237)	(8,351)	(29,291)
Cash flows from financing activities:
Proceeds from issuance of stock, net of costs	6,804	33,030	32,103
Proceeds from issuance of debt	—	36,900	—
Proceeds from sale-leaseback liability (see note 9)	—	37,250	—
Payment of debt principal	(1,845)	(103,039)	(10,100)
Payment of financing costs	(2,333)	(2,203)	(1,362)
Net payments related to vesting of restricted stock units	(284)	(165)	(751)
Net cash provided by financing activities	2,342	1,773	19,890
Net (decrease) increase in cash and cash equivalents	(6,900)	(10,222)	1,457
Cash and cash equivalents, beginning of period	14,995	25,217	23,760
Cash and cash equivalents, end of period	$8,095	$14,995	$25,217
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,156	$12,574	$7,238
Purchases of property, plant and equipment included in accrued expenses and accounts payable	829	1,384	1,045
Fair value of warrants issued in connection with financing facility	37	—	—
Offering costs included in accounts payable and accrued expenses	15	527	—
Deferred financing costs included in accounts payable and accrued expenses	—	1,359	—
Reclassification of deferred financing costs to equity	—	88	—
Fair value of shares issuable to former equity holders of IriSys	—	—	20,931
Fair value of note issued to former equity holders of IriSys	—	—	5,240
Issuance of common stock to reduce debt principal and accrued exit fees	—	—	6,060
Issuance of common stock to settle interest obligations	—	—	3,211

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

Liquidity and capital resources

The Company has incurred net losses since inception and has an accumulated deficit of $278,909 as of December 31, 2023. As of December 31, 2023, the Company’s cash and cash equivalents were $8,095. For the year-ended December 31, 2023, the Company reported $1,005 of net cash used in operating activities.

The Company’s future operations are highly dependent on the profitability of its development and manufacturing operations. The pharmaceutical industry has experienced a slowdown in clinical development activities resulting from reduced cash funding, and the Company has been experiencing higher rates of customer attrition and development program delays which have negatively impacted earnings and cash flows. As a result, management reduced its earnings and cash flow projections during 2023. These factors, and the related impact on debt covenant compliance, continue to impact the Company through the present day and are expected to continue.

The Company’s credit agreement with Royal Bank of Canada contains certain financial and other covenants, including minimum liquidity requirements, maximum net leverage ratios and minimum fixed charge coverage ratios (see note 8 for details), and includes limitations on, among other things, incurring additional indebtedness, paying dividends, acquisitions and certain investments. Due to the factors discussed above, there is significant uncertainty as to whether the Company will be able to comply with these covenants in future periods. Further, management concluded that substantial doubt exists about its ability to continue as a going concern as of the date of the issuance of these financial statements.

The Company’s conclusion that substantial doubt exists about its ability to continue as a going concern resulted in an explanatory paragraph in the auditor’s report on the Company’s financial statements as of and for the fiscal year ended December 31, 2023, the delivery to the lenders of which pursuant to the credit agreement would result in a default under the credit agreement in effect prior to giving effect to the third amendment to the credit agreement. On March 21, 2024, the Company entered into a third amendment to the credit agreement with Royal Bank of Canada, which extended the deadline until April 30, 2024 for delivery of (i) the audited financial statements for the fiscal year ended December 31, 2023, and (ii) the corresponding audit report without a “going concern” explanatory paragraph. The extension of the deadline to submit these documents effectively delays the default under the amended credit agreement until May 1, 2024. The third amendment also (i) defers the $4,000 quarterly minimum liquidity covenant as of March 31, 2024 until as of April 30, 2024 and (ii) clarified that a $1,500 monthly liquidity covenant was not applicable as of March 31, 2024. This amendment to the credit agreement was made, in part, to provide the Company with flexibility to complete the planned merger, to prevent the explanatory paragraph in the auditor’s report from triggering a default under the credit agreement until May 1, 2024 and to allow certain discretionary cash payments that management intends to make prior to closing the planned merger from potentially triggering a default of the minimum liquidity covenant prior to April 30, 2024. Absent completion of the planned merger before May 1, 2024, which is expected to result in the repayment and termination of the credit agreement, or additional amendments to, or waivers under, the credit agreement, the Company expects that an event of default would be triggered once the audited financial statements are delivered to Royal Bank of Canada under the terms of the amended credit agreement.

As a result, the Company has classified the outstanding balance of the loan with Royal Bank of Canada as a current liability in the consolidated balance sheet as of December 31, 2023.

Any failure to comply with the other terms, covenants and conditions of the credit agreement or the debt agreements may also result in an event of default under such agreements, which could have a material adverse effect on the business, financial condition and results of operations.

An event of default under the Company’s amended credit agreement may constitute an event of default under the Company’s subordinated promissory note with the former equity holders of IriSys and under the lease of the Company’s manufacturing campus in Gainesville, Georgia. Upon the occurrence of an event of default under the subordinated promissory note, the entire unpaid principal amount, all accrued and unpaid interest and any other amounts due automatically accelerate and are due on the date of occurrence of an event of default. Upon the occurrence of an event of default under the lease agreement, remedies available to the lessor generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased property, and recovery of all costs and losses paid or incurred by lessor as a result of such default. The exercise of the aforementioned remedies could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s ability to comply with the amended financial covenants and contractual requirements under the Company’s debt agreements is subject to the profitability of the Company’s development and manufacturing operations, maintaining sufficient cash and cash equivalents to satisfy the minimum liquidity financial maintenance covenants, and the Company’s success in implementing certain cost control measures, including the Company’s strategic reorganization which included a reduction in force, reducing capital expenditures and managing working capital in order to improve the Company’s ongoing financial performance and the Company’s liquidity position. However, given the uncertainty associated with the ongoing slowdown in the pharmaceutical industry, the Company may not be successful in undertaking these measures and therefore substantial doubt is not alleviated by management’s plans as of the date of issuance of these financial statements.

The Company may extend and/or supplement the actions the Company is taking if the Company continues to experience the adverse conditions described above. If the Company is unable to achieve the results required to comply with the terms of the Company’s credit agreement in one or more quarters over the next twelve months, the Company may be required to take specific actions in addition to those described above, including but not limited to, additional cost control measures, or alternatively, seeking an additional amendment or waiver from its lenders. Obtaining future credit agreement waivers or amendments to the credit agreement is not within the Company’s control, and if the Company is unsuccessful in doing so and, thereafter, and event of default under the credit agreement occurs, then the lenders may exercise the rights available to them under the credit agreement.

On February 28, 2024, the Company entered into an Agreement and Plan of Merger, in connection with which a tender offer was commenced to acquire all of the Company’s issued and outstanding shares of common stock for approximately $1.10 per share (see note 19). This information was not considered in the analysis of going concern because neither the completion of the tender offer nor the closing of the merger were within management’s control as of the date of the issuance of these financial statements.

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

Development contracts generally do not contain variable consideration, but to the extent they do, the Company includes in the transaction price only amounts that are considered probable of being achieved and estimates the amount to be included using the most likely amount method.

In contracts that require revenue recognition over time, the Company utilizes an input method that compares the cumulative achievement of contract tasks to date to the most current estimates for the entire performance obligation. Under these contracts, the customer typically owns the product details and process, which have no alternative use. These projects are customized to each customer to meet its specifications, and typically only one performance obligation is included. Each project represents a distinct service that is sold separately and has stand-alone value to the customer. The customer also retains control of its product as the product is being created or enhanced by the Company’s services and can make changes to its process or specifications upon request.

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

The Company’s accounts receivable balances are primarily concentrated among three customers with balances in the aggregate accounting for 69% of the balance as of December 31, 2023. If any of these customers’ receivable balances should be deemed uncollectible, it could have a material adverse effect on the Company’s results of operations and financial condition.

The Company is dependent on its relationships with a small number of commercial partners. The Company’s three largest customer contracts generated 70% of revenues in 2023.

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

In assessing the realizability of net deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. A full valuation allowance was recorded as of December 31, 2023 and December 31, 2022.

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

The following table presents the potentially dilutive securities that were excluded from the computations of diluted loss per share:

	Year ended December 31,
	2023	2022	2021
Restricted stock units	2,762,057	1,583,469	731,525
Stock options	8,101,217	7,317,274	4,645,109
Warrants	484,857	362,030	348,664

Amounts in the table above reflect the common stock equivalents of the noted instruments.

(3) Inventory

The following table presents the components of inventory:

	December 31, 2023	December 31, 2022
Raw materials	$5,337	$4,318
Work in process	3,310	3,689
Finished goods	1,615	2,294
Inventory	$10,262	$10,301

(4) Intangible assets, net

The following table presents the components of other intangible assets:

	December 31, 2023			December 31, 2022
	Gross value	Accumulated amortization	Carrying value	Gross value	Accumulated amortization	Carrying value
Customer relationships	$18,900	$16,674	$2,226	$18,900	$16,188	$2,712
Backlog	460	445	15	460	261	199
Trademarks and tradenames	310	310	—	310	293	17
Total	$19,670	$17,429	$2,241	$19,670	$16,742	$2,928

The following table presents estimated future amortization of other intangible assets:

Twelve months ending December 31,
2024	$501
2025	486
2026	486
2027	486
2028	282
Total	$2,241

(5) Property, plant and equipment, net

The following table presents the components of property, plant and equipment:

	December 31, 2023	December 31, 2022
Land	$604	$604
Building and improvements	22,913	22,751
Furniture, office and computer equipment	6,845	6,388
Manufacturing equipment	68,002	58,039
Construction in process	3,973	7,024
Property, plant and equipment, gross	102,337	94,806
Less: accumulated depreciation	(52,542)	(44,441)
Property, plant and equipment, net	$49,795	$50,365

Interest expense capitalized to construction in process was $526 in 2023 and $1,195 in 2022.

The Company is party to a sale and purchase agreement, as amended, to sell approximately 121 acres of land adjacent to its Gainesville, Georgia manufacturing campus for expected proceeds of $8,068. The cost of the land has been removed from property, plant and equipment, and together with cumulative closing costs of $155 through December 31, 2023, is currently presented as a held-for-sale asset of $2,813 within prepaid expenses and other current assets. The completion of the land sale is subject to customary closing conditions for transactions of this type, including completion of buyers permitting, which remained to be satisfied at December 31, 2023.

(6) Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2023	December 31, 2022
Payroll and related costs	$5,807	$4,276
Professional and consulting fees	869	356
Property, plant and equipment	696	934
Contract liabilities (see note 11)	543	2,211
Accrued interest	511	227
Accrued transaction costs	25	3,653
Other	2,363	1,029
Total	$10,814	$12,686

Accrued transaction costs at December 31, 2022 included costs incurred related to the refinancing completed in December 2022 which included the sale and subsequent leaseback of the Company’s commercial manufacturing campus located in Gainesville, Georgia (see note 9), the issuance of common and preferred stock, a borrowing of $36,900 under a new term loan with Royal Bank of Canada (see note 8) and a one-time cash transaction bonus to certain executive officers and employees.

In 2023, the Company completed a strategic reorganization, including termination charges of $717, the write-off of certain San Diego assets valued at $595 and other related charges of $502. The restructuring actions resulted in a total charge of $1,814, of which $1,044 was recorded in cost of sales and $769 was recorded in selling, general and administrative expense. As of December 31, 2023, $126 of termination costs remain accrued and unpaid and are included in as part of payroll and related costs in the table above.

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

From time to time, the Company is involved in discussions with customers regarding ordinary disputes arising out of daily operations. Those types of discussions have increased in frequency following discussions the Company began to have in 2024 to customers of the San Diego facility regarding the Company’s evaluation of certain strategic alternatives. Certain of those customers have responded that they may seek specific contractual remedies from the Company. The Company intends to vigorously assert its rights and protections under its agreements with customers. Based on the current status of the ongoing discussions, the Company does not believe that it will be required to pay any material amounts to resolve these disputes.

On July 2, 2022, a product liability lawsuit was filed against the Company and various other defendants in the State Court of Cobb County, Georgia that claimed injuries and damages caused by Plaintiff Jakob Cuble’s alleged ingestion of, among other things, Focalin XR. The complaint sought compensatory and punitive damages. On April 14, 2023, Plaintiff’s counsel withdrew the case.

Purchase commitments

As of December 31, 2023, the Company had outstanding cancelable and non-cancelable purchase commitments in the aggregate amount of $8,519 related to inventory, capital expenditures and other goods and services.

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

(8) Debt

The following table presents the components and classification of debt:

	December 31, 2023	December 31, 2022
Debt principal:
Term loan under Credit Agreement	$35,055	$36,900
Note with former equity holder of IriSys	4,078	4,078
Other	339	339
Debt principal	39,472	41,317
Debt adjustments:
Unamortized deferred issuance costs	(2,172)	(2,476)
Unamortized original discount	(205)	(297)
Carrying value of debt	$37,095	$38,544

Current portion of debt	$36,756	$7,577
Debt, net of current portion	339	30,967
Carrying value of debt	$37,095	$38,544

The following table presents the future maturity of debt principal:

Twelve months ending December 31,
2024	$39,149
2025	32
2026	39
2027	46
2028	56
Thereafter	150
Total debt principal	$39,472

Term loan under Credit Agreement

The Company is currently party to a credit agreement (as amended from time to time, the “Credit Agreement”) with Royal Bank of Canada. The Credit Agreement has been fully drawn in the form of a term loan of $36,900. The outstanding principal amount is scheduled to be repaid in quarterly amounts totaling $3,690 in 2024 and $31,365 in 2025 (which is inclusive of the remaining principal balance due at maturity on December 16, 2025). The Company is also obligated to make a $7,500 mandatory principal prepayment upon completion of the sale of certain real property. Quarterly principal payments made after the completion of the land sale will be reduced proportionately to the reduction in principal.

Substantial doubt exists that the Company will continue as a going concern (see note 1). Absent completion of the planned merger, which is expected to result in the repayment and termination of the credit agreement, or additional amendments to, or waivers under, the credit agreement, the Company expects that an event of default would be triggered once the audited financial statements are delivered to Royal Bank of Canada under the terms of the amended credit agreement. For these reasons, the entire principal balance of the term loan is classified as current and is presented as maturing during the twelve months ending December 31, 2024.

Subject to certain exceptions, the Company is required to make mandatory prepayments with the cash proceeds received in respect of asset sales, certain equity sales, extraordinary receipts, debt issuances, upon a change of control and specified other events. The Company paid a fee of $369 and is required to increase its remaining quarterly principal payments by $231 as a result of not completing the sale of certain real property by a December 2023 deadline. Quarterly principal payment increases of $231 have been included in the debt maturity disclosures above.

As of December 31, 2023, the Credit Agreement also included certain financial covenants that the Company will need to satisfy on a quarterly basis, including: (i) maintaining a net leverage ratio less than 3.75:1.00 through the quarter ending March 31, 2024, stepping down to 2.75:1.00 for each quarter thereafter; (ii) maintaining a fixed charge coverage ratio of 1.00:1.00 at September 30, 2023, increasing to 1.05:1.00 for the last day of each quarter thereafter; (iii) maintaining cash and cash equivalents on hand of no less than: (a) $4,000 on each of December 31, 2023 and March 31, 2024 (b) $3,500 on June 30, 2024 (c) $4,500 on September 30, 2024 (d) $5,000 on each of December 31, 2024, March 31, 2025, June 30, 2025 and September 30, 2025 and (e) $1,500 on every other month-end date through maturity. Beginning with the quarter ending December 31, 2023, funded capital expenditures, as defined, cannot exceed $9,000 in the aggregate for the preceding period of the four fiscal quarters most recently ended. As of December 31, 2023, the Company was in compliance with its financial covenants under the Credit Agreement. See notes 1 and 19 for additional information about subsequent amendments made to certain covenants related to the December 31, 2023 financial information as well as management’s evaluation of forward looking covenant compliance.

In connection with the Credit Agreement, the Company has paid financing costs. These costs are being recognized in interest expense using the effective interest method over the term of the Credit Agreement, resulting in non-cash interest expense of $1,086 in 2023 and $35 in 2022.

The Credit Agreement bears interest at a floating rate equal to the three-month term Secured Overnight Financing Rate, or SOFR, with an initial floor of 1.00%, plus an applicable margin that is equal to 4.50% per annum for the first year, 5.00% for the second year and 5.50% for the third year, with quarterly interest payments due until maturity. At December 31, 2023, the overall effective interest rate, including cash paid for interest and non-cash interest expense, was 13.8%.

Historical term loans with Athyrium

The Company was previously party to a credit agreement with Athyrium Opportunities III Acquisition LP (“Athyrium Credit Agreement”). The Athyrium Credit Agreement included $100,000 of term loans at an interest rate equal to the three-month LIBOR rate plus 8.25% per annum.

During the term of Athyrium Credit Agreement, the Company paid financing costs and accreted an exit fee. These costs were recognized in interest expense using the effective interest method, resulting in non-cash interest expense of $4,411 in 2022 and $5,558 in 2021. The Company repaid the term loans in full using the proceeds from the new Credit Agreement, the sale-leaseback transaction (see note 9) and the issuance of preferred and common stock (see note 10) in December 2022. As a result of fully paying off the terms loans under the Athyrium Credit Agreement, the Company recorded a loss on extinguishment of debt of $4,996 primarily for the write-off of the remaining unamortized deferred financing costs.

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

In connection with the Note, the Company has paid financing costs. These costs are being recognized as interest expense using the effective interest method over the term of the Note. At December 31, 2023, the overall effective interest rate, including the amortization of the original discount, was 15.3%.

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

(9) Other liabilities

At December 31, 2023, other liabilities include a sale-leaseback liability of $39,010 and other liabilities of $1,322.

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

The Company determined that it did not relinquish control of the assets to the buyer-lessor. Therefore, the assets were not derecognized, and the selling price was recorded as a financial liability. As of December 31, 2023, the carrying value of the liability was $39,010, which is net of $820 of unamortized deferred financing costs. The Company will recognize interest expense at an approximately 11% imputed rate of interest over a term of 20 years that includes the amortization of the deferred financing costs over the term of the lease. The gross liability balance is scheduled to increase through 2034, at which point it will decrease through the end of lease term on December 31, 2042.

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

Convertible preferred stock

In December 2022, the Company issued 450,000 shares of Series A Convertible Preferred Stock for proceeds of $11.00 per share. Each share was converted into ten shares of common stock automatically in May 2023 upon approval by the Company’s shareholders to increase the number of authorized shares of common stock. As of December 31, 2023, no preferred stock was issued or outstanding.

Warrants

The following table presents the warrants outstanding to purchase shares of common stock as of December 31, 2023:

	Number of shares	Exercise price per share	Expiration date
Athyrium warrants	467,588	$1.29	November 17, 2024
IriSys warrants	100,000	1.00	August 13, 2026
Pre-Funded warrants	6,110,000	0.0001	None

All outstanding warrants are equity-classified.

(11) Revenue recognition

The following table presents changes in contract assets and liabilities:

	Contract assets	Contract liabilities
Balance at December 31, 2022	$8,724	$(2,211)
Changes to the beginning balance arising from:
Reclassification to receivables as the result of rights to consideration becoming unconditional	(10,826)	—
Reclassification to revenue as the result of performance obligations satisfied	963	1,809
Changes in estimate	1,416	—
Net change to contract balance recognized since beginning of period due to recognition of revenue, amounts billed and changes in estimate	12,560	(360)
Balance at December 31, 2023	$12,837	$(762)
Less: noncurrent portion	—	219
Current portion	$12,837	$(543)

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

The following table disaggregates revenue by timing of revenue recognition:

	Year ended December 31,
	2023	2022	2021
Point in time	$73,316	$70,325	$60,992
Over time	21,319	19,889	14,368
Total	$94,635	$90,214	$75,360

The Company’s payment terms for manufacturing revenue and development services are typically 30 to 45 days. Profit-sharing revenue is recorded to accounts receivable in the quarter that the product is sold by the commercial partner upon reporting from the commercial partner and payment terms are generally 45 days after quarter end.

(12) Retirement plan

The Company has a voluntary 401(k) savings plan in which all employees are eligible to participate. The 401(k) plan features a discretionary employer match. The Company’s current approach is to match 100% of the employee contributions up to a maximum of 5% of employee compensation, subject to company performance. Total Company contributions to the 401(k) plan were $1,537 for 2023, $1,348 for 2022 and $915 for 2021.

(13) Stock-based compensation

In October 2013, the Company established an equity incentive plan that has been subsequently amended and restated to become the 2018 Amended and Restated Equity Incentive Plan (the “A&R Plan”). At December 31, 2023, a total of 6,369,829 shares were available for future grants under the A&R Plan. On December 1st of each year, pursuant to an “evergreen” provision of the A&R Plan, the number of shares available under the A&R Plan may be increased by the board of directors by an amount equal to 5% of the outstanding common stock on December 1st of that year.

Stock options

Stock options are exercisable generally for a period of ten years from the date of grant and generally vest over four years.

No options were exercised in 2023. The intrinsic value of options exercised were negligible in 2022 and 2021.

The following table presents information about the fair value of stock options granted:

	Year ended December 31,
	2023	2022	2021
Weighted average grant date fair value	$0.92	$1.02	$1.77
Assumptions used to determine fair value:
Range of expected option life	5.5 - 6.0 years	5.5 - 6.0 years	5.5 - 6.0 years
Expected volatility	79 - 85%	79 - 81%	79 - 81%
Risk-free interest rate	3.5 - 4.6%	1.5 - 4.0%	0.7 - 1.4%
Expected dividend yield	—	—	—

The following table presents information about stock option balances and activity:

	Number of shares	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual life
Balance, December 31, 2022	8,050,337	$3.89
Granted	1,909,739	1.31
Forfeited or expired	(2,224,541)	5.34
Balance, December 31, 2023	7,735,535	2.83	$42	7.3 years
Exercisable	4,682,431	3.64	1	6.5 years

Included in the table above are 961,005 options outstanding as of December 31, 2023 that were granted outside the A&R Plan. The grants were made pursuant to the inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted stock units

Restricted stock units (“RSUs”) vest over six months to four years depending on the purpose of the award and sometimes include performance conditions in addition to service conditions. The fair value of RSUs on the date of grant is measured as the closing price of the Company’s common stock on that date. The weighted average grant-date fair value of RSUs awarded to employees was $1.30 in 2023, $1.32 in 2022 and $3.49 in 2021. The fair value of RSUs vested was $1,329 in 2023, $897 in 2022 and $2,663 in 2021.

The following table presents information about recent RSU activity:

	Number of shares	Weighted average grant date fair value
Balance, December 31, 2022	2,061,866	$1.71
Granted	2,640,762	1.30
Vested	(1,365,982)	3.17
Forfeited	(250,496)	1.84
Balance, December 31, 2023	3,086,150	2.10

Included in the table above are 40,503 time-based RSUs outstanding at December 31, 2023 that were granted outside of the A&R Plan. The grants were made pursuant to the inducement grant exception in accordance with Nasdaq Listing Rule 5635(c)(4).

Other information

The following table presents the classification of stock-based compensation expense:

	Year ended December 31,
	2023	2022	2021
Cost of sales	$1,953	$1,868	$2,797
Selling, general and administrative expenses	3,056	3,558	3,717
Total	$5,009	$5,426	$6,514

As of December 31, 2023, there was $7,102 of unrecognized compensation expense related to unvested options and RSUs that are expected to vest and will be expensed over a weighted average period of 2.2 years.

(14) Income taxes

All of the Company’s income from continuing operations is domestic. The components of the income tax provision from continuing operations are as follows:

	Year ended December 31,
	2023	2022	2021
Current:
Federal	$—	$33	$—
State	43	57	—
Total current	43	90	—
Deferred:
Federal	(2,092)	1,399	(2,396)
State	(1,164)	4,266	(677)
Total deferred	(3,256)	5,665	(3,073)
Change in valuation allowance	3,345	(4,650)	3,073
Income tax expense	$132	$1,105	$—

In 2022, the Company entered into a sale-leaseback transaction of its commercial manufacturing campus in Gainesville, Georgia, as discussed further in note 9. This transaction was treated as a sale for federal and state income tax purposes. The sale resulted in a taxable gain of approximately $25,350 that was mostly offset with net operating loss carryforwards, as discussed further below.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21%	21%	21%
State taxes, net of federal benefit	(2)%	7%	8%
Change in state tax rate	1%	(22)%	(2)%
Nondeductible expenses	(5)%	(5)%	(1)%
Research and development credits	—	(23)%	1%
Change in valuation allowance	(16)%	16%	(27)%
Effective income tax rate	(1)%	(6)%	—

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

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$35,650	$33,352
Interest expense	14,314	12,944
Sale-leaseback	9,448	9,093
Stock-based compensation	5,344	4,681
Other	3,791	3,950
Gross deferred tax asset	68,547	64,020
Valuation allowance	(54,314)	(50,909)
Deferred tax assets, net of valuation allowance	14,233	13,111
Deferred tax liabilities:
Depreciation	(11,088)	(10,750)
Contract assets	(3,112)	(2,082)
Other	(1,197)	(1,294)
Deferred tax liabilities	(15,397)	(14,126)
Net deferred tax liabilities	$(1,164)	$(1,015)

The net deferred tax liability shown in the table above is recorded in other liabilities on the consolidated balance sheet at December 31, 2023. These net liabilities result from future tax years in which settlements of deferred tax liabilities are forecasted to exceed settlements of deferred tax assets. Beginning December 31, 2022, net operating loss carryforwards that could fully offset such liabilities are no longer available because they were all utilized for the December 2022 sale-leaseback transaction, as discussed further below.

The Company continues to maintain a full valuation allowance against its U.S. and state deferred tax assets based on the available positive and negative evidence available. An important aspect of objective negative evidence evaluated was the Company’s historical operating results over the prior three-year period. The Company maintains the valuation allowance as of December 31, 2023 as a result of historical losses, inclusive of discontinued operations, during the most recent three-year period. The Company will re-evaluate the need for a valuation allowance in future periods based on its operating results as a standalone entity.

The following table summarizes carryforwards of net operating losses as of December 31, 2023:

	Amount	Expiration
Federal net operating losses, 2018 to 2022	133,545	No expiration
State net operating losses that expire	111,810	2031 – 2044
State net operating losses that do not expire	35,165	No expiration

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

At December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions, and no amounts have been recognized in the Company’s statements of operations. Due to net operating loss and tax credit carry forwards that remain unutilized, income tax returns for tax years since inception remain subject to examination by the taxing jurisdictions.

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

Items measured at fair value on a recurring basis

Cash equivalents of $4 at December 31, 2023 and $6,034 at December 31, 2022 consisted entirely of money market mutual funds whose fair value were determined using Level 1 measurements.

Fair value disclosures

The Company follows the disclosure provisions of FASB ASC Topic 825, “Financial Instruments” (ASC 825), for disclosure purposes for financial assets and financial liabilities that are not measured at fair value. As of December 31, 2023, the financial assets and liabilities recorded on the consolidated balance sheets that are not measured at fair value on a recurring basis include accounts receivable, accounts payable and accrued expenses. The carrying values of these financial assets and liabilities approximate fair value due to their short-term nature.

The fair value of long-term debt, where a quoted market price is not available, is evaluated based on, among other factors, interest rates currently available to the Company for debt with similar terms, remaining payments and considerations of the Company’s creditworthiness. The Company determined that the recorded book value of its debt, a level 2 measurement, approximated fair value at December 31, 2023 due to the recent issuances of those instruments and taking into consideration management's current evaluation of market conditions.

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

Undiscounted future lease payments for the two development facility leases, which were the only material noncancelable leases at December 31, 2023, were as follows:

Twelve months ending December 31,
2024	$1,193
2025	1,158
2026	1,097
2027	1,127
2028	1,159
Thereafter	2,521
Total lease payments	8,255
Less imputed interest	(2,997)
Total operating lease liabilities	$5,258

At December 31, 2023, the weighted average remaining lease term was 6.8 years, and the weighted average discount rate was 14.1%. Total lease cost was $1,789 in 2023, $1,980 in 2022 and $814 in 2021.

(18) Related Party Transactions

The former equity holder of IriSys beneficially owned more than 10% of the Company’s common stock and became a related party on August 13, 2021 as a result of the acquisition of IriSys (see note 15). In December 2022, it ceased to meet the definition of a related party following the issuance of additional common stock.

(19) Subsequent Event

On February 28, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CoreRx, Inc., (“CoreRx”), and Cane Merger Sub, Inc., a wholly owned subsidiary of CoreRx (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, CoreRx will commence a tender offer, or the Offer, to acquire all of the Company’s issued and outstanding shares of common stock, par value $0.01 per share, for approximately $1.10 per share of common stock, in cash, subject to any applicable withholding of taxes and without interest. The Offer will initially expire one minute following 11:59 p.m. (Eastern Time) on the date that is 20 business days following the commencement of the Offer, subject to extension under certain circumstances.

Following the consummation of the Offer, upon the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger and a wholly owned subsidiary of CoreRx. Pursuant to the terms and subject to the conditions of the Merger Agreement, the Merger will be governed by and effected under Section 321(f) of the Pennsylvania Business Corporation Law, with no shareholder vote required to consummate the Merger. As a result of the Merger, the Company will cease to be a publicly traded company. The Merger Agreement includes customary representations, warranties and covenants of the Company, CoreRx and Merger Sub. The Company expects that the outstanding debt under the Credit Agreement and the Note with former equity holder of IriSys will be repaid on or about the closing the Merger Agreement. However, there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied or waived, that the Offer and the Merger will be completed on the expected timeframe or at all, or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement.

On March 21, 2024, the Company entered into a third amendment to the credit agreement with Royal Bank of Canada, which extended the deadline until April 30, 2024 for delivery of (i) the audited financial statements for the fiscal year ended December 31, 2023, and (ii) the corresponding audit report without a “going concern” explanatory paragraph. The extension of the deadline to submit these documents effectively delays the default under the amended credit agreement until May 1, 2024. The third amendment also (i) defers the $4,000 quarterly minimum liquidity covenant as of March 31, 2024 until as of April 30, 2024 and (ii) clarified that a $1,500 monthly liquidity covenant was not applicable as of March 31, 2024.