Form 10-K/A
period 2023-12-31
Societal CDMO, Inc.
filed 2024-04-05
CIK 1588972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________
Commission File No. 001-36329

Societal CDMO, Inc..
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files): Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

On the last business day of the most recently completed second fiscal quarter, the aggregate market value (based on the closing sale price of its common stock on that date) of the voting stock held by non-affiliates of the registrant was $94.3 million.

As of April 1, 2024, there were 110,550,922 shares of common stock, par value $0.01 per share, outstanding.

Auditor Name: KPMG LLP	Auditor Location: Philadelphia, PA	Auditor Firm ID: 185

EXPLANATORY NOTE

Societal CDMO, Inc. (“we,” “us,” “our,” the “Company,” or “Societal”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2024, to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2023 Form 10-K in reliance on General Instruction G(3) to Form 10-K. This Form 10-K/A amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2023 Form 10-K. The cover page of the 2023 Form 10-K is also amended to update the number of outstanding shares of common stock as of April 1, 2024.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends Item 15 of Part IV of the 2023 Form 10-K solely to update the exhibit list to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Form 10-K/A, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other changes have been made to the 2023 Form 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other disclosure contained in the 2023 Form 10-K. This Form 10-K/A does not reflect events occurring after the date of the filing of the 2023 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2023 Form 10-K and with our filings with the SEC subsequent to the 2023 Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

The following table sets forth information concerning our directors as of April 1, 2024.

Name	Age	Position and Committee Memberships	Term Expires
Wayne B. Weisman	68	Executive Chairman of Board, Nominating and Corporate Governance Committee Member	2024
Winston Churchill	83	Director, Audit and Compensation Committee Member	2024
James C. Miller	73	Director, Audit and Compensation Committee Member	2024
J. David Enloe, Jr.	60	Director, President, Chief Executive Officer	2025
Bryan M. Reasons	56	Director, Audit Committee Chair	2025
Elena Cant	47	Director, Nominating and Corporate Governance Committee Member	2025
William Ashton	73	Director, Compensation Committee Member, Nominating and Corporate Governance Committee Chair	2026
Laura L. Parks	65	Director, Nominating and Corporate Governance Committee Member, Compensation Committee Chair	2026
Mathew P. Arens	49	Director	2026

All of our directors bring to our Board of Directors (“Board”) executive leadership experience from their service as executives and/or directors of our Company and/or other entities. The biography of each of the directors below contains information regarding the person’s business experience, director positions held currently or previously, and the experiences, qualifications, attributes and skills that caused our Board to determine that the person should serve as a director.

Class I Directors

Wayne B. Weisman has been a member and the Chairman of our Board since 2008 and Executive Chairman of our Board since September 2023. Since 2007, Mr. Weisman has been a director of the corporate general partner of the common general partner of SCP Vitalife. He has also served as a managing member of SCP Vitalife Management Company, LLC, which by contract provides certain management services to the common general partner of SCP Vitalife. He has also led the activities of SCP Private Equity Partners II, L.P., a venture capital fund of which he and Mr. Churchill are principals, in the life sciences area; these activities include investments in the United States and Israel. He has also led several other technology investments for SCP Private Equity Partners II, L.P. He has been a member of the investment committee of the Vitalife life sciences funds since their inception in 2002 and has worked closely with these funds since then. Mr. Weisman was a member of the board of directors of CIP Capital, L.P., a small business investment company licensed by the U.S. Small Business Administration since its inception in 1991 until 2017. From 1992 to 1994, Mr. Weisman was executive vice president and member of the board of a public drug delivery technology company. In addition, he also operated a management and financial advisory firm focusing on the reorganization and turnaround of troubled companies and began his career practicing reorganization law at a large Philadelphia law firm. Mr. Weisman possesses extensive experience in venture capital investing, particularly in the life sciences area. In addition to being our Executive Chairman, Mr. Weisman serves on the board of directors of Baudax Bio and on the board of directors for a number of private companies, and previously served on the board of directors of ReWalk Robotics from 2009 to 2023. He is the Vice Chairman of the board of trustees of Young Scholars Charter School, and was chairman of that board from 2010 to 2017. He is also an advisory board member of Mid-Atlantic Diamond Ventures, the venture forum of Temple University. Mr. Weisman holds a B.A. from the University of Pennsylvania, and a J.D. from the University of Michigan Law School.

As a long time director of our company, Mr. Weisman’s extensive knowledge of our business and history, experience as a board member of multiple publicly-traded and privately-held companies and expertise in developing, financing and providing strong executive leadership to numerous growing life science companies contributed to our Board’s conclusion that he should serve as a director of our Company.

Winston J. Churchill has been a member of our Board since 2008. Since 2007, Mr. Churchill has been a director of the corporate general partner of the common general partner of SCP Vitalife Partners II, L.P. and SCP Vitalife Partners (Israel) II, L.P., collectively referred to herein as SCP Vitalife. He has also served as a managing member of SCP Vitalife Management Company, LLC, which by contract provides certain management services to the common general partner of SCP Vitalife. Mr. Churchill has also served since 1993 as the President of CIP Capital Management, Inc., the general partner of CIP Capital, L.P., a Small Business Administration-licensed private equity fund. Prior to that, Mr. Churchill was a managing partner of Bradford Associates, which managed private equity funds on behalf of Bessemer Securities Corporation and Bessemer Trust Company. From 1967 to 1983, Mr. Churchill practiced law at the Philadelphia law firm of Saul Ewing, LLP, where he served as Chairman of the Banking and Financial Institutions Department, Chairman of the Finance Committee and was a member of the Executive Committee. Mr. Churchill is a director of Innovative Solutions and Support, Inc., Amkor Technology, Inc., Baudax Bio and various SCP Vitalife portfolio companies and he previously served as a director of Griffin Industrial Realty from April 1997 until 2017. In addition, he serves as a director on the boards of a number of charities and as a trustee of educational institutions including the Gesu School and Young Scholars Charter School and is a Trustee Fellow of Fordham University. From 1989 to 1993, Mr. Churchill served as Chairman of the Finance Committee of the Pennsylvania Public School Employees’ Retirement System. He was awarded a B.S. in Physics, summa cum laude, from Fordham University followed by an M.A. in Economics from Oxford University, where he studied as a Rhodes Scholar, and a J.D. from Yale Law School.

Mr. Churchill’s insight into financial and investment matters from his experience in private equity investing in life sciences companies, his financial and corporate governance experience from serving on numerous public and private boards of directors, as well as his long service as a director on our Board, where he gained extensive knowledge of our business and history, contributed to our Board’s conclusion that he should serve as a director of our Company.

James Miller has been a member of our Board since February 2021. Mr. Miller previously served as the founder and president of PharmSource Information Services, Inc., a market intelligence service, from 1996 to February 2018. Since February 2018, Mr. Miller has provided pharmaceutical manufacturing strategy consulting services to various pharmaceutical manufacturing companies. Mr. Miller previously served as a consultant in corporate strategy at the Boston Consulting Group and as an economist at The World Bank. Mr. Miller received a Bachelor in International Study degree and Economics from American University, a Master of Regional Planning degree at the University of North Carolina, Chapel Hill and an MBA from Stanford University Graduate School of Business.

Mr. Millers’ extensive experience with pharmaceutical and biological contract manufacturing and development, his deep industry knowledge and his experience as a pharmaceutical and biological manufacturing consultant contributed to our Board’s conclusion that he should serve as a director of our Company.

Class II Directors

J. David Enloe, Jr. has been a member of our Board since December 2020. Mr. Enloe has served as our President and Chief Executive Officer since December 2020 and formerly served as President and Chief Executive Officer of Ajinomoto Bio-Pharma Services, a global, fully-integrated CDMO from December 2013 to December 2020. Before joining Ajinomoto, Mr. Enloe served as the Head of the Viral Therapeutics Business Unit at Lonza Group AG, a Swiss multinational chemicals and biotechnology company, which unit was the result of Lonza’s acquisition of Vivante GMP Solutions, a gene therapy CDMO, that Mr. Enloe founded in June 2009 and where he served as President and CEO until its sale to Lonza AG. Before founding Vivante, Mr. Enloe spent 14 years with Introgen Therapeutics, joining as its first employee in 1995 and spending several years as Senior Vice President and COO before ultimately being named President and CEO. He is a Certified Public Accountant and started his career in public accounting with Arthur Andersen & Co. Mr. Enloe received a B.B.A. in Accounting from the University of Texas at Austin.

Mr. Enloe’s extensive leadership experience in the CDMO industry, including holding senior leadership positions at a number of CDMOs, along with his deep knowledge of the pharmaceutical industry and insights into the CDMO market contributed to our Board’s conclusion that he should serve as a director of our Company.

Bryan M. Reasons has been a member of our Board since 2017. Mr. Reasons has served as the Chief Financial Officer of Mallinckrodt plc, a global specialty pharmaceutical company since March 2019. Prior to that, Mr. Reasons served as the Senior Vice President, Finance and Chief Financial Officer of Impax Laboratories, Inc. (“Impax”), a specialty pharmaceutical company, from December 2012 until February 2019. He previously served as the Acting Chief Financial Officer of Impax from June 2012 to December 2012 and as the Vice President, Finance of Impax from January 2012 to June 2012. Prior to joining Impax, Mr. Reasons served as Vice President, Finance, from January 2010 to November 2011 and as Vice President, Risk Management and General Auditor, from October 2005 to January 2010 at Cephalon, Inc. (“Cephalon”), a biopharmaceutical company. Following the acquisition of Cephalon by Teva Pharmaceutical Industries Ltd. (“Teva”), a generic pharmaceuticals company, he served as Vice President, Finance of Teva from November 2011 to January 2012. Prior to joining Cephalon, Mr. Reasons held various finance management positions at E.I. Du Pont De Nemours and Company from 2003 to 2005 and served as senior manager at PricewaterhouseCoopers LLP from 1992 to 2003. Mr. Reasons currently serves as a director and chair of the audit committee of Aclaris Therapeutics, Inc., a position he has held since April 2018. Mr. Reasons has a B.S. in accounting from Pennsylvania State University and an M.B.A. from Widener University and is a certified public accountant.

Mr. Reasons’ extensive experience in the pharmaceutical industry, including his experience in senior leadership positions at a number of large pharmaceutical companies, as well as his expertise in financial and accounting matters, contributed to our Board’s conclusion that he should serve as a director of our Company.

Elena Cant has been a member of our Board since September 2022. Since October 2022, she has been the Chief Operating Officer at Culture Biosciences, where her responsibilities span across different functions, including supply chain strategy, bioreactor manufacturing, bioprocessing services, quality, regulatory, and business development. Prior to that, Ms. Cant served as the Chief Operating Officer of TwinStrand BioSciences Inc., a private genomics company, where she managed all operational matters related to the company’s products, including manufacturing, supply chain, quality and regulatory, from January 2020 until September 2022. From 2012 to 2019, Ms. Cant served in several roles for Takeda Pharmaceutical Company Limited, a global biopharmaceutical company, including Commercial Head, Vaccine Business Unit from 2016 to2019 and Global Head of Vaccine Business Operations from 2012 to2016. Ms. Cant started her career in life sciences as a strategy consultant at McKinsey & Co, where she consulted large pharmaceutical and medical device companies, major health insurers, and hospital chains. Ms. Cant received her B.S. in economics and management from the Technical University of Moldova and her M.B.A. from the Booth School of Business at the University of Chicago.

Ms. Cant’s extensive experience in the healthcare and life sciences industries with experience across a wide variety of functional areas contributed to our Board’s conclusion that she should serve as a director of our Company.

Class III Directors

William L. Ashton has been a member of our Board since 2009. Since the beginning of 2013, Mr. Ashton has been a principal at Harrison Consulting Group, Inc., a privately-held biopharmaceutical consulting firm. From August 2009 to June 2013, Mr. Ashton was the senior vice president of external affairs reporting to the president and an assistant professor at the University of the Sciences in Philadelphia, Pennsylvania. From August 2005 to August 2009, Mr. Ashton was the founding Dean of the Mayes College of Healthcare Business and Policy. Mr. Ashton has 29 years’ experience in the biopharmaceutical industry. From 1989 to 2005, Mr. Ashton held a number of positions at Amgen Inc., a biotechnology company, including vice president of U.S. sales and vice president of commercial and government affairs. Mr. Ashton currently serves on the boards of directors of Baudax Bio, Inc. and Medicus Pharma Ltd, and previously served on the board of directors of Spectrum Pharmaceuticals, Inc. from February 2018 to July 2023. He previously served on the board of directors of Galena Biopharma, Inc. from April 2013 until January 2018. He is also a member of the board of directors of the National Osteoporosis Foundation and Friends of the National Library of Medicine at the National Institutes of Health. Mr. Ashton holds a B.S. in Education, from the California University of Pennsylvania and an M.A. in Education, from the University of Pittsburgh.

Mr. Ashton’s extensive experience with pharmaceutical and biological product commercialization and reimbursement issues, including developing and leading a commercial sales force, his past advisory role during the early years of Auxilium Pharmaceuticals, Inc., as well as his governance experience as a board member of public and privately-held companies and his reimbursement and scientific expertise contributed to our Board’s conclusion that he should serve as a director of our Company.

Laura L. Parks, Ph.D. has been a member of our Board since 2021. Dr. Parks has most recently served on the executive leadership team at Patheon, a global biopharma CDMO, until its acquisition by Thermo Fischer Scientific in 2017. In this role, she led strategic commercial and operational initiatives including development and execution of an end-to-end pharmaceutical services offering, as well as global strategic enterprise accounts organization. Prior to her role with Patheon, she served as president of DSM Pharmaceuticals, the CDMO subsidiary of DSM focused on finished dose pharmaceuticals, including sterile injectables, orals and topicals, from June 2012 until its merger in March 2014 with Patheon. Dr. Parks also has extensive experience in the food ingredient industry, having served as vice president of sales for Solae, a division of DuPont. While at Solae, Dr. Parks also held the position of regional vice president, North America, leading the company’s $120 million food ingredients business. She currently serves on the advisory board of Lindy BioSciences, a Durham, NC-based development-stage protein therapeutic formulations company. Dr. Parks earned a Ph.D. in food science from the University of Georgia and Bachelor’s degree from The Ohio State University.

Dr. Parks’ extensive executive leadership experience as well as her many years of experience in the biopharma CDMO industry contributed to our Board’s conclusion that she should serve as a director of our Company.

Mathew P. Arens has been a member of our Board since 2023. Mr. Arens currently serves as chief executive officer and senior portfolio manager at First Light Asset Management (“First Light”), a firm he founded in 2013. In this role, Mr. Arens is responsible for creating and overseeing the firm’s investment strategies, which are rooted in several core principles including a commitment to long-term investments, designed to capitalize on inefficiencies within the small-cap equity market. From 1997 to 2013, Mr. Arens served as president and senior portfolio manager at Kopp Investment Advisors, where he was the sole portfolio manager for the firm’s health care-focused investment strategy. Mr. Arens graduated from Purdue University with a B.S. in financial planning.

Mr. Arens’ extensive financial experience investing in innovative life science companies and managing health care portfolios has contributed to our Board’s conclusion that he should serve as a director of our Company.

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each of our executive officers as of April 1, 2024:

Name	Age	Position
J. David Enloe, Jr.	60	President, Chief Executive Officer
Ryan D. Lake	46	Chief Financial Officer

J. David Enloe, Jr. — See biographical information above.

Ryan D. Lake has served as our Chief Financial Officer since January 2018. He had previously served as our Senior Vice President of Finance and Chief Accounting Officer since June 2017. Mr. Lake also served as the Chief Financial Officer of Baudax Bio following the separation of Baudax Bio from the Company, from November 2019 to December 2020. Mr. Lake has over 20 years of senior financial and life sciences leadership experience. Prior to joining us, Mr. Lake served as Chief Financial Officer and Vice President of Finance of Aspire Bariatrics, Inc., a privately-held, commercial-stage, medical device company from July 2015 to May 2017. From 2012 to 2015, Mr. Lake held executive management and senior finance positions, including Director of the Natural Materials Division, Controller and Senior Director of Finance, at DSM Biomedical (successor to Kensey Nash Corporation after its acquisition in 2012), a division of Royal DSM (listed on Euronext Amsterdam), a global science-based company active in health, nutrition and materials. From 2002 to 2012, Mr. Lake held various senior financial positions of increasing responsibility, most notably Senior Director of Finance and Interim Chief Financial Officer, with Kensey Nash Corporation, a medical device company. Earlier in his career, Mr. Lake worked at Deloitte & Touche, LLP. Mr. Lake has a B.S. degree in Accounting from West Chester University of Pennsylvania and is a certified public accountant and Chartered Global Management Accountant.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors or executive officers.

DELINQUENT SECTION 16(a) REPORTS

Section 16 of the Exchange Act requires the Company’s directors, certain officers, and beneficial owners of more than ten percent of the Common Stock to file reports with the SEC indicating their holdings of and transactions in the Company’s equity securities and to provide copies of such reports to the Company. Based solely on a review of such copies and written representations from the Company’s reporting persons, the Company believes that all Section 16 filing requirements were fulfilled on a timely basis, except that, due to an administrative error, Mr. Lake failed to timely file a Form 4 to report shares held back to satisfy applicable withholding taxes for a transaction that was timely reported on October 4, 2023.

CODE OF CONDUCT

We have a written Amended and Restated Code of Business Conduct and Ethics (“Code of Conduct”) that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct covers fundamental ethical and compliance-related principles and practices such as accurate accounting records and financial reporting, avoiding conflicts of interest, the protection and use of our property and information and compliance with legal and regulatory requirements. Any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website at www.societalcdmo.com.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Audit Committee assists the Board by providing oversight of our financial management, independent auditor and financial reporting procedures, as well as such other matters as directed by the Board or the Audit Committee Charter.

Among other things, the Audit Committee’s responsibilities include:

•
appointing, retaining, compensating, overseeing, evaluating, and, when appropriate, terminating our independent registered public accounting firm;
•
discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•
periodically reviewing policies and procedures with respect to data privacy and security we employ in conducting our business;
•
reviewing with management its assessment of our internal control over financial reporting, disclosure controls and procedures;
•
reviewing our Code of Conduct and recommending any changes to the Board;
•
overseeing our risk assessment and risk management processes;
•
reviewing and ratifying all related party transactions, based on the standards set forth in our Related Party Transactions Policy; and
•
preparing and approving the Audit Committee report required to be included in our annual proxy statement.

The members of our Audit Committee are Mr. Reasons (Chair), Mr. Churchill and Mr. Miller. All members of our Audit Committee are deemed “independent” and financially literate under the applicable rules and regulations of the SEC and the Nasdaq Stock Market LLC (“Nasdaq”). Our Board has determined that Mr. Reasons qualifies as an “audit committee financial expert” within the meaning of SEC regulations.

RESTRICTIONS ON THE HEDGING AND PLEDGING OF SOCIETAL SHARES

Pursuant to the Company’s Insider Trading Policy, which applies to all officers, all directors and all employees of the Company and any of the Company’s subsidiaries (the “Covered Individuals”), the Covered Individuals are prohibited from purchasing financial instruments or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of any equity security of Societal or any such subsidiary. Covered Individuals are also prohibited from selling “short” any securities of those companies.

Covered Individuals are further prohibited from holding any equity securities of Societal or any such subsidiary in a margin account or otherwise pledging such securities as collateral for a loan. Additionally, standing and limit orders create heightened risks for insider trading, with the possibility that such a transaction will be entered at a time when a director, officer, or other employee holds material, nonpublic information. Societal discourages these types of transactions. If placed, their timeframe should be short in duration and comply with the additional procedures of the Company’s Insider Trading Policy.

These prohibitions also apply to family members living in the same household as Covered Individuals, as well as entities influenced or controlled by the Covered Individuals.

BOARD DIVERSITY

As presently constituted, the Board represents a deliberate mix of members who have a deep understanding of our business as well as members who have different skill sets and points of view. The listing requirements of Nasdaq require each listed company to have, or explain why it does not have, two diverse directors on the board, including at least one diverse director who self-identifies as female and at least one diverse director who self-identifies as an underrepresented minority or LGBTQ+, or for smaller reporting companies, two female directors. Our current board composition is in compliance with this requirement. We are particularly proud of the diversity on our Board, which includes two Board members who self-identify as diverse and lead our Environmental, Social and Governance Subcommittee.

The matrix below provides certain highlights of the composition of our Board members based on self-identification. Each of the categories listed in the matrix below has the meaning given to it in Nasdaq Listing Rule 5605(f).

Board Diversity Matrix (As of April 1, 2024)

Total Number of Directors	9

	Female	Male	Non-Binary	Did Not Disclose

Part I: Gender Identity

Directors	2	7	—	—

Part II: Demographic Background

African American or Black	—	—	—	—

Alaskan Native or Native American	—	—	—	—

Asian	—	—	—	—

Hispanic or Latinx	—	—	—	—

Native Hawaiian or Pacific Islander	—	—	—	—

White	2	5	—	—

Two or More Races or Ethnicities	—	—	—	—

LGBTQ+	1	—	—	—

Did Not Disclose Demographic Background	—	—	—	2

Item 11. Executive Compensation

Our named executive officers (“NEOs”) are J. David Enloe, Jr., our President and Chief Executive Officer, and Ryan D. Lake, our Chief Financial Officer. This section discusses the material components of the executive compensation program for our NEOs.

2023 SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation awarded to, earned by or paid to our NEOs during the fiscal years ended December 31, 2023 and 2022:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)(2)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
J. David Enloe, Jr.	2023	617,308	—		866,601	272,804	250,000	16,500	2,023,213
President and Chief Executive Officer	2022	572,115	400,000	(3)	749,999	498,982	—	15,250	2,236,346
Ryan D. Lake	2023	452,692	—		485,295	152,770	147,875	16,500	1,255,132
Chief Financial Officer	2022	438,269	225,000	(3)	419,999	279,431	—	15,250	1,377,949

(1) Reflects the aggregate grant date fair value of restricted stock units (“RSUs”) and options determined in accordance with the Financial Accounting Standards Board Accounting Standards, Codification Topic 718, Compensation — Stock Compensation (“ASC 718”). The assumptions made in these valuations are included in Note 13 to the annual Financial Statements included in our 2023 Form 10-K.

(2) Compensation reflects both time-based and performance-based RSU awards. The amounts reported in this column for a fiscal year represent the grant date fair value of time-based and performance-based RSUs granted to our NEOs during the fiscal year, as computed in accordance with ASC Topic 718, not including any estimates of forfeitures, and, with respect to the performance-based RSUs, assuming the most probable outcome of the performance conditions as of the grant date. The assumptions made in these valuations are included in Note 13 to the annual Financial Statements included in our 2023 Form 10-K. The amounts reported in this column reflect the accounting cost for these time-based and performance-based RSUs and do not correspond to the actual economic value that may be received by the NEOs from the RSUs. The value of the performance-based RSUs reported in this column for 2023, assuming achievement of the maximum performance level, is as follows: $309,860 for Mr. Enloe and $173,521 for Mr. Lake.

(3) In recognition of the significant efforts of Mr. Enloe and Mr. Lake, in completing certain transactions for the Company in December 2022, on December 28, 2022, our Board approved a one-time discretionary cash transaction success bonus in the amount of $400,000 to Mr. Enloe and $225,000 to Mr. Lake. This bonus was awarded in lieu of an annual performance bonus due to the strategic significance of successfully executing those transactions.

(4) Reflects the amounts for the annual performance cash bonuses earned in 2023.

(5) Reflects the amounts for 401(k) matching contributions.

Narrative Disclosure to Summary Compensation Table Elements of Compensation

Base Salaries. Each NEO’s base salary is a fixed component of annual compensation for performing specific duties and functions, and has been established by our Compensation Committee or Board taking into account each individual’s role, responsibilities, skills, and expertise. Our Compensation Committee or Board reviews the base salaries of our executive officers, including our NEOs, from time to time and makes adjustments as it determines to be reasonable and necessary to reflect the scope of an executive officer’s performance, contributions, responsibilities, experience, prior salary level, position (in the case of a promotion) and market conditions.

For the fiscal year ended December 31, 2023, the annual base salaries for Mr. Enloe and Mr. Lake were $625,000 and $455,000, respectively. The base salaries for Mr. Enloe and Mr. Lake remained the same in 2024. For additional information regarding the employment agreements of our NEOs, see subsection entitled “Employment Arrangements with our Named Executive Officers.”

Annual Performance Cash Bonuses

Mr. Enloe and Mr. Lake were each eligible in 2023 to earn an annual performance cash bonus from Societal based on the achievement of pre-established corporate and individual objectives as determined by our Board and our Compensation Committee, in consultation with Pay Governance, and additionally, with respect to Mr. Lake, upon review of the recommendations of our CEO. Mr. Enloe and Mr. Lake were assigned a target bonus opportunity expressed as a percentage of their respective base salaries. Their actual bonus payments could have been higher or lower than the target bonus amount, based on the achievement of corporate and individual objectives. The Compensation Committee retains the discretion to make adjustments to the calculated bonus amount based on unexpected or unplanned events, our overall financial condition, extraordinary performance or underperformance or other factors deemed appropriate by the Compensation Committee. In January 2023, the Compensation Committee approved (i) an increase in the target bonus opportunity for Mr. Enloe from 70% to 80% of his base salary and (ii) that the target bonus opportunity for Mr. Lake remains at 50% of his base salary.

In determining the amount of the performance bonus award actually paid, our Compensation Committee determined the level of achievement of the corporate goals and individual goals for the year. These goals primarily included meeting certain revenue and EBITDA levels. The Compensation Committee determined that the percentage attainment of our corporate goals for 2023 was 80%. In determining Mr. Lake’s individual performance, our Compensation Committee reviewed and considered the recommendations of Mr. Enloe. Our Compensation Committee approved a 2023 annual bonus payment to Mr. Enloe in an amount equal to 50% of his target bonus amount and Mr. Lake in an amount equal to 65% of his target bonus amount. This amount is reflected in the “Non-Equity Incentive Plan Compensation” column of the 2023 Summary Compensation Table above.

Equity Compensation

In 2023, we awarded equity compensation under the 2018 Amended and Restated Equity Incentive Plan (the “2018 Plan”), to our NEOs in the form of time-vested stock options and time- and performance-vested RSUs. In 2023, Mr. Lake and Mr. Enloe received pro-rated equity awards due to the Company’s low share price and number of shares available under the Plan. We determine equity award amounts based on the judgment of our Compensation Committee, taking into account information and recommendations provided by our compensation consultant. With respect to Mr. Lake, the Compensation Committee also considers recommendations provided by our CEO. In determining the amount of awards, the Compensation Committee generally does not consider an employee’s current equity ownership in our common stock or the prior awards that are fully vested, but may consider competitive market factors in our industry.

Our stock option awards typically vest over a four-year period, in 48 equal monthly installments, subject to continued service of the employment with us. Our time-based RSU awards typically vest in equal annual installments over a four-year period subject to continued employment with us. Our performance-based RSU awards include vesting criteria relating to the achievement of certain development, commercialization and financial goals. We believe these vesting arrangements encourage our NEOs to continue service with us for a longer period of time and remain focused on our multi-year long-term drug development and commercialization programs.

Qualified Plan

We maintain a tax-qualified savings plan under Section 401(k) of the Internal Revenue Code (the “Code”). Employees who participate in the plan may make elective deferrals to the plan, subject to the limitations imposed by the Code. In addition, we currently match 100% of employee deferrals under the plan, up to a limit of 5% of the employee’s eligible compensation. Both Mr. Enloe and Mr. Lake participate in the Company’s tax-qualified savings plan.

OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR-END

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each NEO as of December 31, 2023:

	OPTION AWARDS					STOCK AWARDS
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested(#)		Market value of shares or units of stock that have not vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have Not Vested(#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested or units of($)(1)
J. David Enloe, Jr.	145,631	48,544	(2)	3.03	12/14/2030
	212,021	230,457	(3)	1.65	1/19/2032
	65,857	221,517	(4)	1.35	1/18/2033
						33,003	(5)	11,568
						227,272	(6)	79,659
						412,401	(7)	144,547
									229,526	(8)	80,449
Ryan D. Lake	65,000	—		7.58	6/4/2027
	23,000	—		9.04	1/1/2028
	60,000	—		7.99	1/17/2029
	43,125	1,875	(9)	16.62	2/2/2030
	87,379	29,126	(10)	3.03	12/14/2030
	118,732	129,056	(11)	1.65	1/19/2032
	36,880	124,049	(12)	1.35	1/18/2033
						3,000	(13)	1,052
						19,802	(14)	6,941
						127,272	(15)	44,609
						230,944	(16)	80,946
									128,534	(17)	45,051

(1) The market value is based on the closing stock price of $0.3505 on December 29, 2023 (the last trading date in the 2023 fiscal year).

(2) The stock option is an inducement grant under Nasdaq listing rule 5635(c)(4). The stock option vests in equal monthly installments over 48 months, beginning on January 15, 2021, subject to continued service with us.

(3) The stock option vests in equal monthly installments over 48 months, beginning on February 20, 2022, subject to continued service with us.

(4) The stock option vests in equal monthly installments over 48 months, beginning on February 19, 2023, subject to continued service with us.

(5) The RSUs are an inducement grant under Nasdaq listing rule 5635(c)(4). The restricted stock units vest in four equal annual installments beginning on December 15, 2021, subject to continued service with us.

(6) The RSUs vest in four equal annual installments beginning January 20, 2023, subject to continued service with us.

(7) The RSUs vest in four equal annual installments beginning January 19, 2024, subject to continued service with us.

(8) These performance-based RSUs were based on 2023 performance. On January 24, 2024, the Compensation Committee of the Board of Directors determined that performance-vesting criteria were met with regard to 196,474 performance-based restricted stock units granted in a prior year, which were converted into 196,474 shares of common stock on a one-for-one basis.

(9) The stock option vests in equal monthly installments over 48 months, beginning on March 3, 2020, subject to continued service with us.

(10) The stock option vests in equal monthly installments over 48 months, beginning on January 15, 2021, subject to continued service with us.

(11) The stock option vests in equal monthly installments over 48 months, beginning on February 20, 2022, subject to continued service with us.

(12) The stock option vests in equal monthly installments over 48 months, beginning on February 19, 2023, subject to continued service with us.

(13) The RSUs vest in four equal annual installments beginning February 3, 2021, subject to continued service with us.

(14) The RSUs vest in four equal annual installments beginning December 15, 2021, subject to continued service with us.

(15) The RSUs vest in four equal annual installments beginning January 20, 2023, subject to continued service with us.

(16) The RSUs vest in four equal annual installments beginning on January 19, 2024, subject to continued service with us.

(17) These performance-based RSUs were based on 2023 performance. On January 24, 2024, the Compensation Committee of the Board of Directors determined that performance-vesting criteria were met with regard to 110,025 performance-based restricted stock units granted in a prior year, which were converted into 110,025 shares of common stock on a one-for-one basis.

EMPLOYMENT AGREEMENTS WITH OUR NAMED EXECUTIVE OFFICERS

We entered into employment agreements with J. David Enloe, Jr. and Ryan D. Lake (the “Employment Agreements”), on December 15, 2020.

Compensation

The Employment Agreements provided for annual base salaries for each of Mr. Enloe and Mr. Lake, or, together, the Company Executive Officers, subject to adjustment from time to time. In addition, the Employment Agreements provide that the Company Executive Officers are eligible to participate in our incentive bonus program. The base salaries and target bonus opportunities that were in effect for 2023 are described in the “Base Salaries” and “Annual Bonuses” sections above.

Termination and Severance

The Employment Agreements each provide the Company Executive Officers with certain severance rights if we terminate the employment of such Company Executive Officer without cause or such Company Executive Officer resigns because of certain material adverse changes to the terms and conditions of his employment within 12 months of a change of control (in either case, an Involuntary Termination), or if such Company Executive Officer died or became disabled.

Pursuant to the Employment Agreements, if we terminate one of our Company Executive Officers’ employment without cause (as defined below) or such named Company Executive Officer resigns for certain reasons described below within 12 months of a change of control (as defined below), such Company Executive Officer will generally be entitled to receive:

(i) any accrued but unused vacation and paid time off and any earned but unpaid bonus in respect of the prior year (referred to as the Accrued Benefits);

(ii) continuation of such NEO’s base salary and health insurance benefits (including for eligible dependents), at active employee rates, for a period of 12 months following the date of termination, with respect to Mr. Lake, and for a period of 18 months following the date of termination, with respect to Mr. Enloe;

(iii) a pro-rata annual bonus in respect of the fiscal year in which the effective date of termination occurs, to the extent such bonus is earned based on the applicable criteria, paid at the same time it would have otherwise been paid absent the NEO’s termination of employment; and (iv) outplacement services for a period of 12 months following the date of termination, which shall not exceed $25,000.

If a Company Executive Officer’s employment is terminated as a result of such Company Executive Officer’s disability or death, such Company Executive Officer or such Company Executive Officer’s estate will be entitled to receive:

(i) the Accrued Benefits;

(ii) continuation of such NEO’s base salary and health insurance benefits (including for eligible dependents) at active employee rates for a period of 18 months following the date of termination, with respect to Mr. Enloe, and a period of 12 months following the date of termination, with respect to Mr. Lake; and

(iii) a pro-rata target bonus in respect of the fiscal year in which the effective date of termination occurs, paid within 30 days of termination.

The severance benefits are subject to the Company Executive Officer’s execution of a release of claims in favor of the Company. In addition, the agreements provide that if the payments and benefits would be subject to an excise tax under Section 280G of the Code, they would be reduced to the maximum amount that would not trigger the excise tax unless the executive would be better off (on an after-tax basis) receiving all of the payments and benefits and paying all necessary applicable taxes.

Restrictive Covenants

Under the employment agreements, the NEOs are bound by a non-solicitation of employees and customers and a non-compete during their employment and the one-year period thereafter.

NON-EMPLOYEE DIRECTOR COMPENSATION

The table below depicts our compensation program for our non-employee directors in effect during 2023:

Non-Employee Director Compensation Program

Cash

Annual Cash Retainer	$40,000

Annual Committee Chair Retainer:

Audit	$20,000

Compensation	$15,000

Governance	$10,000

Committee Member Retainer:
Audit	$10,000

Compensation	$ 7,500

Governance	$ 5,000

Annual Non-Executive Chairman of the Board Cash Retainer	$40,000
Annual Executive Chairman of the Board Cash Retainer(1)	$100,000

Equity

Initial Equity Grant	A stock option to purchase 20,000 shares of our common stock vesting in three equal annual installments

Annual Equity Retainer(2)	$70,000 in RSUs and $65,000 in stock options, granted annually following our annual meeting of shareholders, and in each case vesting on the first anniversary of the date of grant

(1) In October 2023, following the Board’s appointment of an Executive Chairman, the Board approved an annual cash retainer for the Executive Chairman.

(2) In January 2023, the Compensation Committee recommended, and the Board approved in May 2023, a change in the annual equity retainer from $70,000 in RSUs and $65,000 in stock options to 73,620 RSUs and a stock option to purchase 27,229 shares of our common stock, effective May 17, 2023, due to limited availability of shares under the 2018 Plan.

Cash fees are paid quarterly and are typically pro-rated for non-employee directors who cease to provide services mid-year. Our non-employee directors are also reimbursed for their business-related expenses incurred in connection with attendance at Board and Committee meetings and related activities. Our only employee director, Mr. Enloe, receives no separate compensation for his service in such capacity.

2023 DIRECTOR COMPENSATION TABLE

The following table provides summary information regarding 2023 compensation to our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Stock Awards ($)(1)	Total ($)
Mathew Arens(2)(4)	15,000	8,792	—	23,792
William L. Ashton(2)	58,438	14,140	54,479	127,057
Michael Berelowitz(2)(3)	18,750	-	-	18,750
Elena Cant(2)	45,833	14,140	54,479	114,452
Winston Churchill(2)	57,500	14,140	54,479	126,119
James C. Miller(2)	57,500	14,140	54,479	126,119
Laura L. Parks, Ph.D.(2)	57,188	14,140	54,479	125,807
Bryan M. Reasons(2)	60,000	14,140	54,479	128,619
Wayne B. Weisman(2)(5)	135,000	14,140	54,479	203,619

(1) Reflects the aggregate grant date fair value of RSUs and stock options determined in accordance with ASC 718. The assumptions made in these valuations are included in Note 13 to the annual Financial Statements included in our 2023 Form 10-K.

(2) As of December 31, 2023, (i) Mr. Arens had stock options to purchase 20,000 shares of common stock, (ii) Messrs. Ashton, Churchill and Weisman each had stock options to purchase 267,681 shares of common stock, (iii) Dr. Berelowitz had stock options to purchase 232,952 shares of common stock, (iv) Ms. Cant had stock options to purchase 47,229 shares of common stock, (v) Mr. Miller had stock options to purchase 203,423 shares of common stock, (vi) Dr. Parks had stock options to purchase 165,411 shares of common stock, and (vii) Mr. Reasons had stock options to purchase 235,681 shares of common stock. In addition, as of December 31, 2023, each of our non-employee directors, except Mr. Arens and Dr. Berelowitz, had 73,620 outstanding and unvested RSUs.

(3) Mr. Berelowitz resigned as a director, effective as of May 17, 2023.

(4) Mr. Arens was appointed as a director on August 23, 2023.

(5) Mr. Weisman was appointed as Executive Chairman on September 19, 2023. In connection with this appointment, Mr. Weisman receives an annual fee of $100,000 for services performed as Executive Chairman, which fee was paid retroactive to July 1, 2023.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2023, none of the members of the Compensation Committee was one of our officers or employees, none were formerly an officer of the company, and none had a relationship requiring disclosure with respect to related party transactions. During 2023, none of our executive officers served on the compensation committee or board of directors of any company that employed or employs any member of our Compensation Committee or Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table presents information about equity compensation plans and individual compensation arrangements as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock units, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants, and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	9,820,177	(3)	$2.92	6,369,829	(4)
Equity compensation plans not approved by security holders	1,001,508	(5)	$2.24	—	(6)
Total	10,821,685		$2.83	6,369,829

(1) Represents the weighted-average exercise price of outstanding stock options and does not include RSUs.

(2) The equity compensation plan approved by stockholders consists of the 2018 Plan.

(3) Consists of outstanding options to purchase 6,774,530 shares of common stock and RSUs covering an aggregate of 3,045,647 shares of common stock. Shares of common stock in settlement of vested RSUs are deliverable within 30 days of the vesting date.

(4) The 2018 Plan provides that on the 1st of December of each year, the Company’s Board may, without further shareholder approval, increase the number of shares reserved for issuance under the 2018 Plan by an amount not greater than five percent (5%) of the Company’s issued and outstanding capital stock, or such lower amount as determined by the Board in its sole discretion.

(5) Consists of outstanding options to purchase 961,005 shares of common stock and RSUs covering an aggregate of 40,503 shares of common stock that were inducement grants as defined under Nasdaq Listing Rule 5635(c)(4).

(6) Our Board has not established any specific number of shares that could be issued without shareholder approval. Inducement grants to new key employees are determined on a case-by-case basis. Other than possible inducement grants, we expect that all equity awards will be made under shareholder-approved plans.

Our inducement grants typically contain terms and conditions that are materially the same as standard grants made under our 2018 Plan. Our inducement option grants typically have a ten-year term and vest in equal monthly installments over 48 months, subject generally to the continued service of the employee with us. Our inducement time-based RSU awards typically vest in equal annual installments over a four-year period, subject generally to the continued service of the employee with us.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of common stock as of April 1, 2024 by (a) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (b) each NEO identified in the Summary Compensation Table above, (c) each director and nominee for director, and (d) all executive officers and directors as a group.

The percentage of common stock outstanding is based on 110,550,922 shares of our common stock outstanding as of April 1, 2024. For purposes of the table below, and in accordance with the rules of the SEC, we deem shares of common stock subject to options that are currently exercisable or exercisable within sixty days of April 1, 2024 or subject to RSUs that vest within sixty days of April 1, 2024 to be outstanding and to be beneficially owned by the person holding the options or RSUs for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, each of the persons or entities in this table has sole voting and investing power with respect to all of the shares of common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise noted below, the street address of each beneficial owner is 1 E. Uwchlan Ave., Suite 112, Exton, Pennsylvania 19341, unless otherwise noted.

Name of Beneficial Owner	Shares Beneficially Owned
	Number of Shares	Percentage
5% or Greater Shareholders
Cane Merger Sub, Inc., CoreRx, Inc., NQ PE Project Stingray
Midco, Inc., NQ PE Project Stingray Topco Inc., NQ PE
Project Stingray Parent, L.P., NQ PE Project Stingray
Parent GP, Ltd., NQ PE I GP, LTD.(1)
14205 Myerlake Circle
Clearwater, FL 33760	26,936,349	24.4%
Entities affiliated with AWM Investment Company, Inc.(2)
c/o Special Situations Funds
527 Madison Avenue, Suite 2600
New York, NY 10022	12,086,414	10.9%
First Light Asset Management, LLC(3)
3300 Edinborough Way, Suite 201
Edina, MN 55435	20,311,396	18.4%
Laurence W. Lytton(4)
467 Central Park West
New York, NY 10025	10,340,858	9.4%
Beryl Capital Management LLC(5)
225 Avenue I, Suite 205
Redondo Beach, CA 90277	8,942,946	8.1%
Named Executive Officers and Directors
J. David Enloe, Jr.(6)	1,321,358	1.2%
Ryan D. Lake(7)	1,013,400	*%
Mathew P. Arens(8)	20,311,396	18.4%
William L. Ashton(9)	511,303	*%
Elena Cant(10)	137,516	—
Winston J. Churchill(11)	3,348,238	3.0%
James Miller(12)	430,966	*%
Laura L. Parks, Ph.D.(13)	319,865	*%
Bryan M. Reasons(14)	526,730	*%
Wayne B. Weisman(15)	3,355,238	3.0%
All executive officers and directors as a group (10 persons)	28,477,055	25.8%

* Less than 1%

(1) Based solely upon information set forth in the Schedule 13D filed jointly on March 6, 2024 by Cane Merger Sub, Inc., CoreRx, Inc., NQ PE Project Stingray Midco, Inc., NQ PE Project Stingray Topco Inc., NQ PE Project Stingray Parent, L.P., NQ PE Project Stingray Parent GP, Ltd., NQ PE I GP, LTD (together, “CoreRx and Supporting Shareholders”), reporting shared voting power over 26,936,349 shares, as a result of certain voting rights pursuant to a Tender and Support Agreement, dated as of February 28, 2024 by and among CoreRx and Supporting Shareholders.

(2) Consists of 2,318,771 shares of our common stock held by Special Situations Cayman Fund, L.P. (“Cayman”), 7,560,716 shares of our common stock held by Special Situations Fund III QP, L.P. (“SSFQP”), and 2,206,927 shares of common stock held by Special Situations Private Equity Fund, L.P. (“SSPE”). AWM Investment Company, Inc., a Delaware Corporation (“AWM”), is the investment adviser to Cayman, SSFQP and SSPE. David M. Greenhouse (“Greenhouse”), and Adam C. Stettner (“Stettner”), are members of: SSCayman, L.L.C., a Delaware limited liability company, the general partner of Cayman. Greenhouse and Stettner are members of MGP Advisers Limited Partnership, a Delaware limited partnership, the general partner of SSFQP; and MG Advisers, L.L.C., a New York limited liability company, the general partner of SSPE. Greenhouse and Stettner are also controlling principals of AWM.

(3) Based solely upon information set forth in a Schedule 13D filed on August 25, 2023 by First Light, and Mathew P. Arens. First Light is an investment adviser that has shared voting and dispositive power over 19,676,396 shares of common stock and sole voting and dispositive power over 635,000 shares of common stock. Mr. Arens is also deemed to be the beneficial owner of these shares because of his position as managing member and majority owner of First Light. Beneficial ownership reported does not include an aggregate of 1,250,000 shares of common stock that Mr. Arens has the right to acquire through a Pre-Funded Common Stock Purchase Warrant (“Pre-Funded Warrant”), subject to the Ownership Cap (as defined below). Under the terms of the Pre-Funded Warrant, Mr. Arens is prohibited from exercising such warrant if exercise would cause (i) Mr. Arens to beneficially own in excess of 0.99% of the total number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such Pre-Funded Warrant or (ii) Mr. Arens, together with his affiliates, to beneficially own in excess of 19.95% of the total number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such Pre-Funded Warrant (collectively, the “Ownership Cap”). Accordingly, Mr. Arens disclaims beneficial ownership of the shares of common stock issuable upon exercise of the Pre-Funded Warrant to the extent that upon such exercise the number of shares beneficially owned would exceed the Ownership Cap.

(4) Based solely upon information set forth in a Schedule 13G/A filed on February 14, 2024 by Laurence W. Lytton. Mr. Lytton reports sole voting and dispositive power over 10,324,858 of the reported shares and shared voting and dispositive power over 16,000 of the reported shares.

(5) Based solely upon information set forth in a Schedule 13G filed on April 1, 2024 by Beryl Capital Management LLC, Beryl Capital Management LP, Beryl Capital Partners II LP, and David A. Witkin. Each such person disclaims beneficial ownership of the reported shares except to the extent of that person’s pecuniary interest therein.

(6) Mr. Enloe holds 801,597 shares of our common stock and stock options to purchase 519,761 shares of our common stock that may be exercised within 60 days of April 1, 2024. Of the options, stock options to purchase 165,858 shares of our common stock were not granted pursuant to any of our equity compensation plans and were granted as an inducement grant pursuant to Nasdaq listing rule 5635(c)(4).

(7) Mr. Lake holds 522,699 shares of our common stock and stock options to purchase 490,701 shares of our common stock that may be exercised within 60 days of April 1, 2024. Of the options, stock options to purchase 65,000 shares of our common stock were not granted pursuant to any of our equity compensation plans and were granted as an inducement grant pursuant to Nasdaq listing rule 5635(c)(4).

(8) Mr. Arens holds 635,000 shares of our common stock. Beneficial ownership reported does not include an aggregate of 1,250,000 shares of common stock that Mr. Arens has the right to acquire through a Pre-Funded Warrant, subject to the Ownership Cap. Accordingly, Mr. Arens disclaims beneficial ownership of the shares of common stock issuable upon exercise of the Pre-Funded Warrant to the extent that upon such exercise the number of shares beneficially owned would exceed the Ownership Cap.

(9) Mr. Ashton holds 190,002 shares of our common stock, stock options to purchase 247,681 shares of our common stock that may be exercised within 60 days of April 1, 2024 and RSUs covering 73,620 shares of our common stock that may vest and be settled within 60 days of April 1, 2024.

(10) Ms. Cant holds 30,000 shares of our common stock, stock options to purchase 33,896 shares of our common stock that may be exercised within 60 days of April 1, 2024 and RSUs covering 73,620 shares of our common stock that may vest and be settled within 60 days of April 1, 2024.

(11) Mr. Churchill holds 227,982 shares of our common stock, stock options to purchase 247,681 shares of our common stock that may be exercised within 60 days of April 1, 2024 and RSUs covering 73,620 shares of our common stock that may vest and be settled within 60 days of April 1, 2024. Also includes 2,097,938 shares of our common stock beneficially held by SCP Vitalife Partners II, L.P. (“SCP Vitalife Partners”), and 701,017 shares of common stock beneficially held by SCP Vitalife Partners (Israel) II, L.P. (“SCP Vitalife Israel,” and together with SCP Vitalife Partners, referred to herein as the “SCP Vitalife Entities”). Mr. Churchill is a director of the corporate general partner of the common general partner of SCP Vitalife Partners and SCP Vitalife Israel. As a result, Mr. Churchill has shared voting and investment power with respect to the shares of common stock that are held beneficially by the SCP Vitalife Entities.

(12) Mr. Miller holds 153,923 shares of our common stock, stock options to purchase 203,423 shares of our common stock that may be exercised within 60 days of April 1, 2024 and RSUs covering 73,620 shares of our common stock that may vest and be settled within 60 days of April 1, 2024.

(13) Dr. Parks holds 87,500 shares of our common stock, stock options to purchase 158,745 shares of our common stock that may be exercised within 60 days of April 1, 2024 and RSUs covering 73,620 shares of our common stock that may vest and be settled within 60 days of April 1, 2024.

(14) Mr. Reasons holds 217,429 shares of our common stock, stock options to purchase 235,681 shares of our common stock that may be exercised within 60 days of April 1, 2024 and RSUs covering 73,620 shares of our common stock that may vest and be settled within 60 days of April 1, 2024.

(15) Mr. Weisman holds 234,982 shares of our common stock, stock options to purchase 247,681 shares of our common stock that may be exercised within 60 days of April 1, 2024 and RSUs covering 73,620 shares of our common stock that may vest and be settled within 60 days of April 1, 2024. Also includes 2,798,955 shares of our common stock beneficially held by the SCP Vitalife Entities. Mr. Weisman is a director of the corporate general partner of the common general partner of SCP Vitalife Partners and SCP Vitalife Israel. As a result, Mr. Weisman has shared voting and investment power with respect to the shares of common stock that are held beneficially by the SCP Vitalife Entities.

CHANGES IN CONTROL

On February 28, 2024, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with CoreRx, Inc. (“CoreRx”) and Cane Merger Sub, Inc., a wholly owned subsidiary of CoreRx (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein, CoreRx will commence a tender offer (“Offer”) to acquire all of our issued and outstanding shares of common stock, par value $0.01 per share, for approximately $1.10 per share of our common stock in cash, subject to any applicable withholding of taxes and without interest. The Offer will initially expire one minute following 11:59 p.m. (Eastern Time) on the date that is 20 business days following the commencement of the Offer, subject to extension under certain circumstances.

Following the consummation of the Offer, upon the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into us (the “Merger”) with us continuing as the surviving corporation in the Merger and a wholly owned subsidiary of CoreRx. Pursuant to the terms and subject to the conditions of the Merger Agreement, the Merger will be governed by and effected under Section 321(f) of the Pennsylvania Business Corporation Law, with no shareholder vote required to consummate the Merger. As a result of the Merger, we will cease to be a publicly traded company. The Merger Agreement includes customary representations, warranties and covenants of us, CoreRx and Merger Sub. However, there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied or waived, that the Offer and the Merger will be completed on the expected timeframe or at all, or that the Offer and the Merger will be consummated as contemplated by the Merger Agreement.

Except for the planned Merger described above, we know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Since January 1, 2022, we engaged in the following transactions exceeding $120,000 with our directors, executive officers, holders of more than 5% of our voting securities, or affiliates or immediate family members of our directors, executive officers, and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

In August 2023, we closed an underwritten public offering in which we issued and sold 14,640,000 shares of our common stock at a public offering price of $0.40 per share and pre-funded warrants to purchase up to 6,110,000 shares of our common stock, with net proceeds of approximately $7.4 million. First Light, which held more than 5% of our common stock at the time of the transaction, purchased an aggregate of 6,250,000 shares of common stock in the transaction, at a price of $0.40 per share, for an aggregate purchase price of $2,250,000. Mathew P. Arens, chief executive officer of First Light and a current director of the Company, as well as his wife, purchased a pre-funded warrant exercisable for the purchase of 1,250,000 shares in the transaction, at a price of $0.3999 per pre-funded warrant, for an aggregate purchase price of $499,875.

POLICIES AND PROCEDURES FOR RELATED PERSON TRANSACTIONS

Our Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements, or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest. Our management is responsible for determining whether a transaction is a related party transaction subject to our policy, and upon subject determination, is responsible for disclosing the material facts concerning the transaction and the related party’s interest in our transaction to our Audit Committee. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances with respect to the transaction and shall evaluate all available options, including ratification, revision or termination of the transaction.

DIRECTOR INDEPENDENCE

Our Board has determined that each individual that served as a director of the Company during the year ended December 31, 2023, except for Mr. Enloe, is an “independent” director, as defined under the rules of Nasdaq. In making such determination, the Board considered the relationships that each such non-employee director has with the Company and all other facts and circumstances that the Board deemed relevant in determining their independence, including the beneficial ownership of our common stock by each non-employee director. Our independent directors generally meet in executive session at each regularly scheduled Board meeting.

During 2023, all members of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee were independent (as independence is currently defined under the Nasdaq listing standards).

Item 14. Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The Audit Committee works with our management in order to negotiate appropriate fees with KPMG LLP (“KPMG”) and is ultimately responsible for approving those fees. The following is a summary and description of audit fees paid or payable to KPMG for each of the years ended December 31, 2023 and 2022 and the fees billed by KPMG for other services in each of those years:

Service	2023	2022
Audit fees	$835,000	$820,000
Tax fees	97,730	89,241
All other fees	—	—
Total	$932,730	$909,241

“Audit fees” represented the aggregate fees for professional services rendered for the audit of our annual consolidated financial statements, consents for the use of audit reports and reference to the auditor as an expert in our registration statements, and professional services rendered for the review of our quarterly consolidated financial statements that are customary under the standards of the Public Company Accounting Oversight Board (United States) and in connection with regulatory filings.

“Tax fees” consisted of fees related to tax compliance, tax planning and tax advice.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee is responsible for appointing, setting compensation for, and overseeing the work of the independent registered public accounting firm. The Audit Committee’s charter establishes a policy that all audit and permissible non-audit services provided by the independent registered public accounting firm will be pre-approved by the Audit Committee.

All such audit and permissible non-audit services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2023. These services may include audit services, audit-related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our independent registered public accounting firm. The responsibility to pre-approve audit and non-audit services may be delegated by the Audit Committee to one or more members of the Audit Committee; provided that any decisions made by such member or members must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

Incorporated by reference to Item 15(a)(1) and 15(a)(2) of the 2023 Form 10-K.

(b) Exhibits, including those incorporated by reference

Exhibit No.	Description	Method of filing
2.1	Separation Agreement dated as of November 20, 2019 by and between Recro Pharma, Inc. and Baudax Bio, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 26, 2019 (File No. 001-36329).
2.2	Agreement and Plan of Merger, dated as of February 28, 2024, by and among Societal CDMO, Inc., CoreRx, Inc. and Cane Merger Sub, Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 28, 2024 (File No. 001-36329).
3.1	Second Amended and Restated Articles of Incorporation of Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 13, 2014 (File No. 001-36329).
3.2	Articles of Amendment to Second Amended and Restated Articles of Incorporation of Recro Pharma, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 21, 2022 (File No. 001-36329).
3.3	Articles of Amendment to Second Amended and Restated Articles of Incorporation, as amended, of Societal CDMO, Inc.	Incorporated herein by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 22, 2024 (File No. 001-36329).
3.4	Fifth Amended and Restated Bylaws of Societal CDMO, Inc.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2023 (File No. 001-36329).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Company.	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 13, 2022 (File No. 001-36329).
4.1†	Common Stock Purchase Warrant in favor of Warberg WF XI LP (as assigned by OTA LLC)	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023 (File No. 001-36329).
4.2†	Common Stock Purchase Warrant in favor of IriSys, Inc.	Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023 (File No. 001-36329).
4.3	Form of Pre-Funded Warrant	Incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 8, 2023 (File No. 001-36329).
4.4	Description of Securities	Incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on March 22, 2024 (File No. 001-36329).
10.1†	Amended and Restated License and Supply Agreement, dated June 26, 2003, by and among Elan Corporation, plc (predecessor-in-interest to	Incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2015 (File No. 001-36329).

Recro Gainesville LLC) and Watson Laboratories, Inc.
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

Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2023 (File No. 001-36329).
10.23	Purchase and Sale Agreement, dated as of December 9, 2022, by and between Societal CDMO Gainesville, LLC and Tenet Equity Funding SPE Gainesville, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2022 (File No. 001-36329).
10.24	Lease Agreement dated December 14, 2022, by and between Societal CDMO Gainesville, LLC and Tenet Equity Funding SPE Gainesville, LLC	Incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 1, 2023 (File No. 001-36329).
10.25	Credit Agreement, dated as of December 12, 2022, by Societal CDMO, Inc. in favor of RBC Capital Markets, LLC	Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 12, 2022 (File No. 001-36329).
10.26	First Amendment to Credit Agreement dated as of April 4, 2023, by Societal CDMO, Inc. in favor of Royal Bank of Canada	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2023 (File No. 001-36329).
10.27	Second Amendment to Credit Agreement dated as of August 13, 2023, by Societal CDMO, Inc. in favor of Royal Bank of Canada	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2023 (File No. 001-36329).
10.28	Third Amendment to Credit Agreement dated as of March 21, 2024, by Societal CDMO, Inc. in favor of Royal Bank of Canada	Incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 22, 2024 (File No. 001-36329).
10.29•	Recro Pharma, Inc. 2018 Amended and Restated Equity Incentive Plan.	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2018 (File No. 001-36329).
10.30•	Form of Non-Qualified Stock Option Inducement Award Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2021 (File No. 001-36329).
10.31•	Form of Inducement Award Agreement for Restricted Stock Units	Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2021 (File No. 001-36329).
10.32•	Form of Non-Qualified Stock Option Award Agreement	Incorporated herein by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on February 26, 2021 (File No. 001-36329).
10.33•	Form of Award Agreement for Restricted Stock Units	Incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on February 26, 2021 (File No. 001-36329).
10.34•	Form of Award Agreement for Restricted Stock Units (performance-based)	Incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on February 26, 2021 (File No. 001-36329).

10.35•	Employment Agreement between Recro Pharma, Inc. and J. David Enloe, Jr., dated December 15, 2020.	Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2020 (File No. 001-36329).
10.36•	Employment Agreement between Recro Pharma, Inc. and Ryan Lake, dated December 15, 2020.	Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2020 (File No. 001-36329).
21.1	Subsidiaries of Societal CDMO, Inc.	Incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 22, 2024 (File No. 001-36329).
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	Incorporated herein by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on March 22, 2024 (File No. 001-36329).
31.1	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Incorporated herein by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed on March 22, 2024 (File No. 001-36329).
31.2	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Incorporated herein by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed on March 22, 2024 (File No. 001-36329).
31.3	Rule 13a-14(a)/15d-14(a) certification of Principal Executive Officer.	Filed herewith.
31.4	Rule 13a-14(a)/15d-14(a) certification of Principal Financial Officer.	Filed herewith.
32.1	Section 1350 certification, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Incorporated herein by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on March 22, 2024 (File No. 001-36329).
97.1	Societal CDMO, Inc. Compensation Recovery Policy	Incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 22, 2024 (File No. 001-36329).
101 SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

•	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 406 under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2024

SOCIETAL CDMO, INC.

By:	/s/ J. David Enloe, Jr.
Name: J. David Enloe, Jr.
Title: Chief Executive Officer (Principal Executive Officer)